Form 10-Q
period 1996-06-30
CHECKMATE ELECTRONICS INC
filed 1996-07-29
CIK 910320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Transition Period from ______ to ________

                         Commission File Number 0-22370


                          CHECKMATE ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

     Georgia                                                     88-0117097
   (State of                                                   (I.R.S. Employer
   Incorporation)                                           Identification No.)

                   1003 Mansell Road, Roswell, Georgia  30076
          (Address of principal executive offices, including zip code)

                                 (770) 594-6000
              (Registrant's telephone number, including area code)
                                 ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No   ___
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                                Outstanding at July 24, 1996
- - ----------------------------                   ----------------------------
Common Stock, $.01 par value                          5,151,698 shares

                                  Page 1 of 13
                          Index of Exhibits on Page 12

                          CHECKMATE ELECTRONICS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS
                               -----------------

                                                                 PAGE
PART 1.   FINANCIAL INFORMATION                                 NUMBER
                                                                ------
Item 1    Financial Statements (Unaudited):

          Condensed Balance Sheets -- June 30, 1996

                  and December 31, 1995                            3

          Condensed Statements of Income -- Three Months and
                  Six Months Ended June 30, 1996 and 1995          4

          Condensed Statements of Cash Flows -- Six
                  Months Ended June 30, 1996 and 1995              5

          Notes to Condensed Financial Statements                  6

Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              7


PART II.   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                        11
INDEX OF EXHIBITS                                                 12



                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CHECKMATE ELECTRONICS, INC.

                           CONDENSED BALANCE SHEETS

                                                                    June 30,    December 31,
                                                                      1996         1995
                                                                  (Unaudited)     (Note)
                                                                  -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,525,248   $   878,065
  Investments                                                       6,988,888     6,853,696
  Accounts receivable, net                                         10,120,535     7,327,687
  Inventories                                                       7,683,324     7,488,203
  Deferred tax asset                                                  424,000       424,000
  Prepaid expenses                                                    170,797       188,885
                                                                  -----------   ------------
      Total current assets                                         26,912,792    23,160,536

Property and equipment                                              5,926,145     5,082,483
Accumulated depreciation and amortization                          (2,245,961)   (1,805,830)
                                                                  -----------   ------------
                                                                    3,680,184     3,276,653
Other assets                                                        2,351,943     2,120,124
                                                                  -----------   ------------
Total assets                                                       32,944,919   $28,557,313
                                                                  ===========   ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 2,045,549   $ 1,278,411
   Accrued liabilities                                              2,085,897     1,037,866
   Deferred revenue                                                   922,490       572,236
   Current portion of long-term obligations                           165,485       168,660
                                                                  -----------   ------------
      Total current liabilities                                     5,219,421     3,057,173

Long-term obligations, less current portion                           282,930       362,847
Deferred income taxes                                               1,072,000     1,072,000
Shareholders' equity:
  Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares - 5,151,698
        and 5,084,298 at June 30, 1996 and
        December 31, 1995, respectively                                51,517        50,843
  Additional paid-in capital                                       21,927,428    21,342,902
  Retained earnings                                                 4,391,623     2,671,548
                                                                  -----------   ------------
     Total shareholders' equity                                    26,370,568    24,065,293
                                                                  -----------   ------------
Total liabilities and shareholders' equity                         32,944,919   $28,557,313
                                                                  ===========   ===========

Note: The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                          CHECKMATE ELECTRONICS, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                                              Three months ended                     Six months ended
                                                    June 30,                              June 30,
                                          -----------------------------       --------------------------------
                                                 1996           1995                 1996             1995
                                          -----------------------------       --------------------------------
Net revenues                              $  10,668,855    $  8,304,200       $   18,588,720     $  14,748,551

Cost of goods sold                            6,209,375       4,940,523           10,971,867         8,828,827
                                          -------------    ------------       --------------     -------------
Gross profit                                  4,459,480       3,363,677            7,616,853         5,919,724

Operating expenses:
  Selling, general and administrative         2,349,892       1,889,722            4,456,507         3,587,820
  Research and development                      157,562         127,397              306,476           226,872
  Depreciation and amortization                 150,051         118,115              290,222           220,328
                                          -------------    ------------       --------------     -------------
                                              2,657,505       2,135,234            5,053,205         4,035,020
                                          -------------    ------------       --------------     -------------
Operating income                              1,801,975       1,228,443            2,563,648         1,884,704

Interest income, net                             85,997          99,149              166,427           213,609
                                          -------------    ------------       --------------     -------------
Income before income taxes                    1,887,972       1,327,592            2,730,075         2,098,313
Income taxes                                    698,000         504,485            1,010,000           797,359
                                          -------------    ------------       --------------     -------------
Net income                                $   1,189,972    $    823,107        $   1,720,075     $   1,300,954
                                          =============    ============       ==============     =============
Net income per share                      $        0.21    $       0.16        $       0.31      $        0.25
                                          =============    ============       ==============     =============
Weighted average number of
  shares outstanding                          5,606,000       5,306,000            5,586,000         5,231,000
                                          =============    ============       ==============     =============

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six months ended
                                                                     June 30,
                                                         -------------------------------
                                                             1,996             1,995
                                                         --------------   --------------
Net cash provided by (used in) operating activities      $    1,685,177   $    (762,976)

Investing activities:
   Purchases of marketable securities                       (11,481,898)     (4,396,090)
   Proceeds from sales of marketable securities              11,271,867      10,115,064
   Purchases of property and equipment                         (843,658)       (978,178)
   Capitalized software                                        (382,582)       (357,228)
   Other                                                       (103,831)        (26,970)
                                                         --------------   --------------
Net cash provided by (used in) investing activities          (1,540,102)      4,356,598

Financing activities:
   Payments on long-term obligations                            (83,092)        (94,957)
   Proceeds from exercise of stock options                      585,200          16,252
                                                         --------------   --------------
Net cash provided by (used in) financing activities             502,108         (78,705)
                                                         --------------   --------------

Net increase in cash and cash equivalents                       647,183       3,514,917
Cash and cash equivalents at beginning of period                878,065         746,428
                                                         --------------   --------------
Cash and cash equivalents at end of period                    1,525,248       4,261,345
                                                         ==============   ==============


See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any interim period.



2.  INVENTORIES

Inventories are summarized by class as follows:

                                    June 30,         December 31,
                                      1996               1996
                                  ------------       ------------
    Finished goods                 $  735,192         $  657,662
    Work in process                   734,299            213,033
    Raw materials and supplies      6,213,833          6,617,508
                                  ------------       ------------
                                   $7,683,324         $7,488,203
                                  ============       ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

          Net revenues increased by 28.5% in the three months ended June 30, 1996 compared to the same period in 1995. Net revenues increased by 26.0% in the corresponding six month periods. The increase in the three months ended June 30, 1996 primarily resulted from an increase in sales of ATM/debit card terminals, which increased by $3,375,000, to 35.8% of net revenues in the three months ended June 30, 1996, from 5.3% of net revenues in the three months ended June 30, 1995. The increase in sales of the Company's ATM/debit card terminals reflects the continued rollout of this product to an existing customer base which began in the second half of 1995. Sales of the Company's check reader product also were strong in the second quarter, posting the second highest net revenues from check readers in the Company's history. However, the highest quarterly net revenues from check readers were recorded in the second quarter of 1995, so the Company experienced a decline of $1,477,000 in net revenues from the sales of its check reader product on a quarter to quarter comparison. This decline is due to the absence of a single significant customer which was present in the 1995 period, and is not viewed by the Company as a decline in the strength of customer interest in this product. The Company also experienced a slight increase in sales of its signature capture product and continued improvement of sales of the combination check/card terminal, of which the initial customer shipment was made in the first quarter of 1996. The Company anticipates that net revenues from its ATM/debit card terminals, signature capture devices and combination check/card terminals, subject to normal fluctuations in the timing of sales orders received from customers, will continue to comprise a greater percentage of net revenues during 1996 compared to 1995.

          Cost of goods sold as a percentage of net revenues was 58.2% in the three months ended June 30, 1996 and 59.5% in the three months ended June 30, 1995. Cost of goods sold as a percentage of net revenues was 59.0% in the six months ended June 30, 1996 and 59.9% in the six months ended June 30, 1995. The improvement between periods was achieved despite a significant change in product mix, and reflects a higher per unit sales price for check readers combined with lower costs per unit for both the check reader and the ATM/debit card terminals. The Company anticipates that cost of goods sold as a percentage of net revenues will be affected in the future by changes in product mix as well as by selling price and product cost changes, among other factors.

          Selling, general and administrative expenses for the quarter increased by 24.4%, but declined as a percent of net revenues to 22.0% in the three months ended June 30, 1996 from 22.8% in the three months ended June 30, 1995.
Selling, general and administrative expenses for the six month period increased by 24.2%, but declined as a percent of net revenues to 24.0% in the six months ended June 30, 1996 from 24.3% in the six months ended June 30, 1995. The increases in the dollar amount of the expense were due primarily to increases in personnel and related costs required to support the Company's growth in net revenues. The decreases in the percent of net revenues were the result of the higher revenue base.

          Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor costs. A summary of product development efforts is as follows:

                                                        Three Months Ended                Six Months Ended

                                                              June 30,                        June 30,
                                                 ------------------------------   ----------------------------
                                                      1996             1995           1996           1995
                                                 -------------   --------------   ------------   -------------
Gross product development expenditures             $ 338,000        $ 330,000      $ 689,000      $ 583,000

Capitalized software development costs              (180,000)        (203,000)      (383,000)      (356,000)
                                                 -------------   --------------   ------------   -------------
Net research and development expense                 158,000          127,000        306,000        227,000

Amortization of previously capitalized costs          71,000           29,000        130,000         58,000
                                                 -------------   --------------   ------------   -------------
Total expense                                      $ 229,000        $ 156,000        $436,000      $285,000
                                                 =============   ==============   ============   =============
Product development as a percent of net
revenues:

    Gross expenditures                                 3.2%             4.0%            3.7%          4.0%

    Net expense                                        1.5%             1.5%            1.6%          1.5%

    Total expense                                      2.1%             1.9%            2.3%          1.9%

          Gross product development expenditures increased by 2.1% and 18.2% in the three and six months ended June 30, 1996, respectively. The increases resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. The decreases in gross product development expenditures as a percent of net revenues are the result of the larger revenue base. Checkmate expects to increase research and development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

          Depreciation and amortization expenses increased by 27.0% and 31.7% in the three and six months ended June 30, 1996, respectively, but remained constant at 1.4% of net revenues in the three months ended June 30, 1996 and increased to 1.6% from 1.5% of net revenues in the corresponding six month periods. The increases in 1996 primarily resulted from capital expenditures associated with the expansion of the Company's headquarters during 1995.

          Interest income, net decreased by 13.3% and 22.1% in the three and six months ended June 30, 1996 as compared to the same periods in 1995. The decreases in 1996 are due to lower average investments outstanding.

          The Company's effective income tax rate was 37% in the three and six months ended June 30, 1996 and 38% in the three and six months ended June 30, 1995.

          Net income increased by 44.6% and net income per share increased 31.3% in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Net income increased by 32.2% and net income per share increased by 24.0% in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The weighted average number of shares outstanding increased by 5.7% and 6.8% in the three and six months ended June 30, 1996, respectively, due primarily to an increase in the value of unexercised options, resulting from additional options issued and an increase in the market value of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by (used in) operating activities was $1,685,000 in the six months ended June 30, 1996 and $(763,000) in the six months ended June 30, 1995. The increase in cash provided by operating activities was due primarily to higher net income, depreciation and deferred revenue, a smaller increase in inventories, and a larger increase in accounts payable. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. The increase in accounts receivable during 1996 is due to higher sales volumes. The Company anticipates that fluctuations in accounts receivable and inventories will continue in the future.

          Net cash provided by (used in) investing activities was $(1,540,000) in the six months ended June 30, 1996 and $4,357,000 in the six months ended June 30, 1995. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $1,330,000 in the six months ended June 30, 1996 as compared to $1,362,000 in the six months ended June 30, 1995. Net purchases of marketable securities were $(210,000) in the six months ended June 30, 1996, as compared to net proceeds from the sale of marketable securities of $5,719,000 in the six months ended June 30, 1995.

          Net cash provided by (used in) financing activities was $502,000 in the six months ended June 30, 1996 and $(79,000) in the six months ended June 30, 1995. The cash provided by financing activities in the six months ended June 30, 1996 was due to the proceeds from the exercise of stock options.

          The Company's working capital position was $21,693,000 at June 30, 1996. While the Company had no material commitments for capital expenditures as of June 30, 1996, the Company anticipates that it will spend approximately $2,000,000 for capital expenditures, including additions to capitalized software, during the remainder of 1996. The Company believes that its strong working capital position at June 30, 1996, together with anticipated future cash flows provided by operating activities and its borrowing available under a $1,000,000 revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits.  The following exhibit is filed as part of this report:
     ---------

EXHIBIT NO.                DESCRIPTION
- - -------------              -----------
 11.             Statement re Computation of Per Share Earnings

(b)  Reports on Form 8-K.  The following Current Reports on Form 8-K were filed
     --------------------
by the Company during the quarter ended June 30, 1996:


                                                                   Financial
Date of    Form 8-K                                                Statements
Report     Item No.  Description                                     Filed
- - -------    --------  -----------                                   ----------

4/18/96       5      Press release dated April 18, 1996 reporting
                             first quarter 1996 results                None


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHECKMATE ELECTRONICS, INC.
                                               (Registrant)



Date:       July 24, 1996             /s/Jerry P. Malec
                                      -----------------
                                      Jerry P. Malec
                                      President and
                                      Chief Executive Officer
                                      (Duly Authorized Officer)



Date:       July 24, 1996             /s/ John J. Neubert
                                      -------------------
                                      John J. Neubert
                                      Chief Operating Officer,
                                      Chief Financial Officer and
                                      Senior Vice President

                               INDEX OF EXHIBITS


EXHIBIT NO.                  DESCRIPTION                             PAGE NO.
- - -----------                  -----------                             --------

    11         Statement re Computation of Per Share Earnings           13