Form 10-Q
period 1996-09-30
CHECKMATE ELECTRONICS INC
filed 1996-11-13
CIK 910320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1996

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

                                 (770) 594-6000
              (Registrant's telephone number, including area code)
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                                   Outstanding at November 8, 1996
------------------------------                   -------------------------------
 Common Stock, $.01 par value                           5,223,806 shares





                                  Page 1 of 13
                          Index of Exhibits on Page 12

                           CHECKMATE ELECTRONICS, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996

                                Table of Contents
                                -----------------
                                                                          Page
PART 1.  FINANCIAL INFORMATION                                           Number
                                                                         ------
Item 1      Financial Statements (Unaudited):

            Condensed Balance Sheets -- September 30, 1996
                     and December 31, 1995                                    3

            Condensed Statements of Income -- Three Months and
                     Nine Months Ended September 30, 1996 and 1995            4

            Condensed Statements of Cash Flows -- Nine
                     Months Ended September 30, 1996 and 1995                 5

            Notes to Condensed Financial Statements                           6

Item 2      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      7


PART II.  OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11
INDEX OF EXHIBITS                                                            12

                        PART I.  FINANCIAL INFORAMTION

Item 1.  Financial Statements


                          CHECKMATE ELECTRONICS, INC.

                           CONDENSED BALANCE SHEETS


                                                September 30,   December 31,
                                                    1996            1995
                                                -------------   ------------
                                                 (Unaudited)       (Note)
                                    ASSETS
Current assets:
 Cash and cash equivalents                      $  1,897,437    $    878,065
 Investments                                       7,023,479       6,853,696
 Accounts receivable, net                          6,546,454       7,327,687
 Inventories                                      10,642,833       7,488,203
 Deferred tax asset                                  424,000         424,000
 Prepaid expenses                                    219,972         188,885
                                                -------------   -------------
   Total current assets                           26,754,175      23,160,536

Property and equipment                             6,342,596       5,082,483
Accumulated depreciation and amortization         (2,486,868)     (1,805,830)
                                                -------------   -------------
                                                   3,855,728       3,276,653
Other assets                                       2,352,220       2,120,124
                                                -------------   -------------
Total assets                                    $ 32,962,123    $ 28,557,313
                                                =============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  1,774,502    $  1,278,411
 Accrued liabilities                               1,411,232       1,037,866
 Deferred revenue                                  1,158,169         572,236
 Current portion of long-term obligations            162,085         168,660
                                                -------------   -------------
   Total current liabilities                       4,505,988       3,057,173

Long-term obligations, less current portion          243,021         362,847
Deferred income taxes                              1,072,000       1,072,000
Shareholders' equity:
 Common Stock, $.01 par value:
   Authorized shares - 40,000,000
   Issued and outstanding shares - 5,218,806
    and 5,084,298 at September 30, 1996 and
    December 31, 1995, respectively                   52,188          50,843
 Additional paid-in capital                       22,529,669      21,342,902
 Retained earnings                                 4,559,257       2,671,548
                                                -------------    ------------
   Total shareholders' equity                     27,141,114      24,065,293
                                                -------------    ------------
Total liabilities and shareholders' equity      $ 32,962,123    $ 28,557,313
                                                =============    ============


Note: The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                          CHECKMATE ELECTRONIC, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                         Three months ended        Nine months ended
                                           September 30,              September 30,
                                      ------------------------   ------------------------
                                          1996         1995         1996         1995
                                      ------------------------   ------------------------

Net revenues                          $ 7,020,911  $ 7,378,241   $25,609,631  $22,126,790

Cost of goods sold                      4,119,632    4,305,943    15,091,499   13,134,769
                                      -----------  -----------   -----------  -----------

Gross profit                            2,901,279    3,072,298    10,518,132    8,992,021

Operating expenses:
 Selling, general and administrative    2,471,098    1,739,376     6,927,605    5,327,195
 Research and development                 117,360      110,573       423,836      337,445
 Depreciation and amortization            153,255      130,674       443,477      351,002
                                      -----------  -----------   -----------  -----------
                                        2,741,713    1,980,623     7,794,918    6,015,642
                                      -----------  -----------   -----------  -----------

Operting income                           159,566    1,091,675     2,723,214    2,976,379

Interest income, net                      107,068      130,265       273,498      343,875
                                      -----------  -----------   -----------  -----------

Incomoe before income taxes               266,634    1,221,940     2,996,712    3,320,254
Income taxes                               99,000      464,337     1,109,000    1,261,696
                                      -----------  -----------   -----------  -----------
Net income                            $   167,634  $   757,603   $ 1,887,712  $ 2,058,558
                                      ===========  ===========   ===========  ===========

Net income per share                  $      0.03  $      0.14   $      0.34  $      0.39
                                      ===========  ===========   ===========  ===========

Weighted average number of
 shares outstanding                     5,656,000    5,594,000     5,609,000    5,352,000
                                      ===========  ===========   ===========  ===========


See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                  -------------------------------
                                                        1996           1995
                                                    ------------   ------------
Net cash provided by (used in) operating
  activities                                        $ 2,026,007    $  (784,529)


Investing activities:
 Purchases of marketable securities                 (15,522,006)    (9,752,550)
 Proceeds from sales of marketable securities        15,333,516     12,119,017
 Purchases of property and equipment                 (1,260,109)    (1,318,966)
 Capitalized software                                  (453,001)      (584,046)
 Other                                                 (166,746)       (34,341)
                                                    -----------     -----------
Net cash provided by (used in) investing
  activities                                         (2,068,346)       429,114

Financing activities:
 Payments on long-term obligations                     (126,401)      (141,954)
 Proceeds from exercise of stock options              1,188,112        302,262
                                                    -----------     ----------
Net cash provided by financing activities             1,061,711        160,308
                                                    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                    1,019,372       (195,107)
Cash and cash equivalents at beginning of period        878,065        746,428
                                                    -----------    -----------
Cash and cash equivalents at end of period         $  1,897,437   $    551,321
                                                    ===========    ===========

See notes to condensed financial statements.

                           CHECKMATE ELECTRONICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1996


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any interim period.



2. Inventories

Inventories are summarized by class as follows:

                                            September 30,       December 31,
                                                1996                1995
                                           ----------------    ----------------

     Finished goods                           $  1,961,642       $     657,662
     Work in process                             1,442,810             213,033
     Raw materials and supplies                  7,238,381           6,617,508
                                           ----------------    ----------------
                                               $10,642,833        $  7,488,203
                                           ================    ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995


         Net revenues decreased by 4.8% in the three months ended September 30, 1996 compared to the same period in 1995. Net revenues increased by 15.7% in the corresponding nine month periods. The decrease in revenues for the three months ended September 30, 1996 was due to delays in major orders expected to be received from customers late in the quarter. The delayed orders are expected to be received in the fourth quarter of 1996 and/or in the first quarter of 1997. Sales of ATM/debit card terminals reported a 14.8% increase in the three month period and a 242.6% increase in the nine month period. The increases in sales of the Company's ATM/debit card terminals reflect the continued rollout of this product to an existing customer base which began in the second half of 1995. The ATM/debit product accounted for 37.0% of net revenues for the nine months ended September 30, 1996, up from 12.5% in 1995. Sales of the Company's check reader product continue to show strength despite a decline over the three months ended September 30, 1995 due to the above referenced delays in receipt of orders from customers. Improvements in sales of check readers were experienced in both the reseller and international sales channels, which increased 30.2% and 129.1%, respectively, in the nine month period. The check reader product accounted for 50.2% of net revenues for the nine month period, down from 73.4% of net revenues for the nine months ended September 30, 1995. Net revenues from the sale of signature capture increased 6.1% for the three month period, but declined 44.2% for the nine month period. This decline is due to the presence of two significant customers in the 1995 period, as compared to a larger number of smaller customers in 1996. The Company anticipates that net revenues from its ATM/debit card terminals, signature capture devices and combination check/card terminals, subject to normal fluctuations in the timing of sales orders received from customers, will continue to comprise a greater percentage of net revenues during 1996 as compared to 1995.

         Cost of goods sold as a percentage of net revenues was 58.7% in the three months ended September 30, 1996 and 58.4% in the three months ended September 30, 1995. Cost of goods sold as a percentage of net revenues was 58.9% in the nine months ended September 30, 1996 and 59.4% in the nine months ended September 30, 1995. The proportionate consistency between periods was achieved despite a significant change in the product mix and reflects a higher per unit sales price for check readers and signature capture products and a lower per unit sales price for ATM/debit terminals. The Company anticipates that cost of goods sold as a percentage of net revenues will be affected in the future by changes in the product mix as well as by selling price and product cost changes, among other factors.

         Selling, general and administrative expenses for the quarter increased to 35.2% and 27.1% of net revenues for the three and nine months ended September 30, 1996, respectively, as opposed to 23.6% and 24.1% for the same periods in 1995. The increases experienced in the 1996 periods reflects the effects of the revenue shortfall as compared to amounts anticipated. The Company intends to continue to increase its selling expenses in order to increase its market share and reduce the time between establishing customer interest in the product and receiving an order from the customer. Although expected to increase in absolute dollars, the Company expects that selling, general and administrative expenses will decline as a percentage of net revenues in 1997. The increases in the dollar amount of the expense were due primarily to increases in personnel and related costs required to support the Company's anticipated growth in net revenues.

         Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor costs. A summary of product development efforts is as follows:


                                                Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                            ------------------------- -------------------------
                                                1996         1995         1996         1995
                                            ------------ ------------ ------------ ------------
Gross product development expenditures       $ 188,000    $ 303,000    $ 877,000    $ 887,000

Capitalized software development costs         (70,000)    (193,000)    (453,000)    (549,000)
                                            ------------ ------------ ------------ ------------
Net research and development expense           118,000      110,000      424,000      338,000
Amortization of previously capitalized costs    71,000       46,000      200,000      104,000
                                            ------------ ------------ ------------ ------------
Total expense                                $ 189,000    $ 156,000    $ 624,000    $ 442,000
                                            ============ ============ ============ ============

Product development as a percent of net
revenues:

    Gross expenditures                           2.7%         4.1%         3.4%        4.0%
    Net expense                                  1.7%         1.5%         1.7%        1.5%
    Total expense                                2.7%         2.1%         2.4%        2.0%

         Gross product development expenditures decreased by 38.0% and 1.1% in the three and nine months ended September 30, 1996, respectively. The decreases resulted from delays in the hiring of additional product development and engineering personnel. Efforts to recruit and hire quality associates in these areas were increased late in the quarter, and have resulted in several new hires to date, with more personnel additions expected in the future. Checkmate intends to increase its gross product development expenditures in the fourth quarter of 1996 and for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

         Depreciation and amortization expenses increased by 17.3% and 26.3% in the three and nine months ended September 30, 1996, respectively, and rose to 2.2% of net revenues in the three months ended September 30, 1996 from 1.8% in 1995 and increased to 1.7% from 1.6% of net revenues in the corresponding nine month periods. The increases in 1996 primarily resulted from capital expenditures associated with the expansion of the Company's headquarters during 1995 and into 1996.

         Interest income, net decreased by 17.8% and 20.5% in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The decreases in 1996 are due to lower average investments outstanding.

         The Company's effective income tax rate was 37% in the three and nine months ended September 30, 1996 and 38% in the three and nine months ended September 30, 1995.

         As a result of the above factors, net income decreased by 77.9% and net income per share decreased 78.6% in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Net income decreased by 8.3% and net income per share decreased by 12.8% in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The weighted average number of shares outstanding increased by 1.1% and 4.8% in the three and nine months ended September 30, 1996, respectively, due primarily to the exercise of stock options.

Liquidity and Capital Resources

         Net cash provided by (used in) operating activities was $2,026,000 in the nine months ended September 30, 1996 and $(785,000) in the nine months ended September 30, 1995. The increase in cash provided by operating activities was due primarily to higher depreciation and deferred revenue, a decrease in accounts receivable, a smaller increase in inventories, and a larger increase in accounts payable. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. The Company anticipates that fluctuations in accounts receivable and inventories will continue in the future.

         Net cash provided by (used in) investing activities was $(2,068,000) in the nine months ended September 30, 1996 and $429,000 in the nine months ended September 30, 1995. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $1,880,000 in the nine months ended September 30, 1996 as compared to $1,937,000 in the nine months ended September 30, 1995. Net purchases of marketable securities were $188,000 in the nine months ended September 30, 1996, as compared to net proceeds from the sale of marketable securities of $2,366,000 in the nine months ended September 30, 1995.

         Net cash provided by financing activities was $1,062,000 in the nine months ended September 30, 1996 and $160,000 in the nine months ended September 30, 1995. The cash provided by financing activities in the nine months ended September 30, 1996 was due to the proceeds from the exercise of stock options, primarily by the estate of a former employee.

         The Company's working capital position was $22,248,000 at September 30, 1996. While the Company had no material commitments for capital expenditures as of September 30, 1996, the Company anticipates that it will spend approximately $500,000 for capital expenditures, including additions to capitalized software, during the remainder of 1996. The Company believes that its working capital position at September 30, 1996, together with anticipated future cash flows provided by operating activities and its borrowing available under a $1,000,000 revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits.  The following exhibit is filed as part of this report:
         ---------

Exhibit No.                            Description
----------                             -----------

    11.           Statement re Computation of Per Share Earnings

(b)      Reports on Form 8-K. The following Current Reports on Form 8-K were
         --------------------
filed by the Company during the quarter ended September 30, 1996:

                                                                       Financial
Date of     Form 8-K                                                  Statements
Report      Item No.     Description                                     Filed
------      --------     -----------                                     -----

7/18/96         5        Press release dated July 18, 1996 reporting
                                  second quarter 1996 results             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHECKMATE ELECTRONICS, INC.
                                                           (Registrant)



Date:    November 8, 1996                            /s/Jerry P. Malec
                                                     ---------------------------
                                                     Jerry P. Malec
                                                     President and
                                                     Chief Executive Officer
                                                     (Duly Authorized Officer)


Date:    November 8, 1996                            /s/ John J. Neubert
                                                     ---------------------------
                                                     John J. Neubert
                                                     Chief Operating Officer,
                                                     Chief Financial Officer and
                                                     Senior Vice President

                                INDEX OF EXHIBITS

Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------

   11            Statement re Computation of Per Share Earnings           13