Form 10-K405
period 1996-12-31
CHECKMATE ELECTRONICS INC
filed 1997-03-31
CIK 910320

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission file number 0-22370

                          CHECKMATE ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

       Georgia                                             88-0117097
(State of incorporation)                             (I.R.S. Employer
                                                   Identification Number)

                   1003 Mansell Road, Roswell, Georgia 30076
          (Address of principal executive offices, including zip code)

                                 (770) 594-6000
              (Registrant's telephone number, including area code)
                               _________________

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                               _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         -- ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              --

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 12, 1997 was $70,102,468. There were 5,241,306 shares of Common Stock outstanding as of March 12, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1997 are incorporated by reference in Part III hereof.

                          CHECKMATE ELECTRONICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               Table of Contents
                               -----------------

 Item                                             Page
Number                                            Number
                             PART I

1.   Business                                          3
2.   Properties...................................    13
3.   Legal Proceedings............................    13
4.   Submission of Matters
     to a Vote of Security Holders...............     13
4(A) Executive Officers of the Registrant  .......    14


                             PART II

5.   Market for Registrant's Common Equity and
     Related Stockholder Matters..................    15
6.   Selected Financial Data......................    16
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations    17
8.   Financial Statements and Supplementary Data..    20
9.   Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure...................................    20


                             PART III

10.  Directors and Executive Officers of the
     Registrant...................................    21
11.  Executive Compensation.......................    21
12.  Security Ownership of Certain Beneficial
     Owners and Management........................    21
13.  Certain Relationships and Related
     Transactions.................................    21

                            PART IV

14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K..........................    22

                             SIGNATURES...........    25

                             FINANCIAL
                             STATEMENTS............  F-1

                             INDEX OF EXHIBITS.......E-1


                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

          Checkmate Electronics, Inc. (the "Company") develops, manufactures and markets payment automation solutions. Checkmate's Payment System/2000TM/ includes systems and terminals for check reading and magnetic debit/credit card processing, signature capture and verification, and MICR quality analyzing. The Company sells directly to large point-of-sale users and financial institutions. Checkmate distributes products through resellers and OEM relationships in the United States and worldwide. Headquartered in Roswell, Georgia, Checkmate Electronics, Inc. has 175 employees. The Company's shares are traded on the Nasdaq National Market under the symbol CMEL.

          The Company's MICR check readers, which accounted for approximately 49.3% of the Company's net revenues in 1996, utilize patented technology to read magnetic ink characters that are printed on checks, travelers checks and other documents. The MICR check readers also measure the signal strength of magnetic characters to ensure that the characters conform to MICR quality standards, thereby helping eliminate fraud and detecting most counterfeit and visually altered documents. The Company's payment authorization products provide for the processing of credit, debit, electronic benefits transfer (EBT) and check transactions through "direct connect" peripherals to the merchant's Electronic Cash Register or Point-of-Sale ("ECR/POS") terminal and through "dial-up" connections. The patented signature capture technology licensed by the Company streamlines the document retrieval process for credit card drafts by electronically capturing signatures at the point of sale. This device incorporates a sophisticated proprietary data compression algorithm to minimize storage requirements and can also be used for signature verification applications. The Company's MICR analyzer comprehensively tests the MICR characters on documents to allow check printers, forms printers, banks and other producers of high volumes of printed MICR documents to determine whether the MICR information conforms to applicable American National Standards Institute ("ANSI") specifications.

          The Company is the successor to a company that was incorporated in Nevada in 1961 and engaged in various activities, including the check guarantee business, through 1979. In 1979, the Company developed and patented the technology used in its MICR analyzers and in 1986 began producing and delivering this MICR analyzer. In 1989, the Company introduced its first check reader product. In June 1993, the Company changed its state of incorporation from Nevada to Georgia. In September 1993, the Company completed a public offering of 2,415,000 shares of its Common Stock and the Common Stock began trading on the Nasdaq National Market System.

MARKET APPLICATION OVERVIEW

          As a result of losses from returned checks, many retail merchants have been forced to implement costly check verification systems to help avoid the losses. These verification systems typically compare the information gathered at the point of sale (such as the customer's checking account number) to a database containing accounts with known outstanding bad checks or closed accounts. Although beneficial, these verification systems cannot perform to expected levels if the data input into the system at the point of sale is not accurate. Customers of the Company have indicated that between 10% and 30% (depending upon the amount of data entered per transaction) of all records manually entered into their verification systems at the point of sale are erroneous. The Company's check readers greatly improve the accuracy of data entry, thereby increasing the probability that the merchant will detect and decline potential bad checks at the point of sale. The Company's check readers also offer a high level of fraud detection with respect to counterfeit documents that could otherwise pass through the user's verification system. This feature is attractive to retail banking operations, which have begun to install the Company's check readers in order to identify and reduce check losses at the teller window.

          A paramount factor considered by the Company's customers is the ease with which the customer can attain the benefits of an automated data entry system. The Company's check readers are "plug and play" devices, meaning that if a merchant currently enters MICR line information manually from a check into the data processing system at the point of sale, the Company's check reader can be connected directly to the merchant's ECR/POS terminal and the readers will input the data in the precise form that the ECR/POS terminal program would expect from a manually keyed entry. Thus, the merchant can attain the benefits of accurate data entry and fraud detection immediately without having to make any costly programming changes.

          The use of debit cards by consumers is growing at an accelerated annual rate. Most usage of debit cards to date has been in supermarkets, convenience stores and gas stations, although the use of debit cards is rapidly expanding to include mass merchandisers, drug and specialty stores. The increase in the use of debit cards is due primarily to (i) the lower cost of debit transactions which causes retailers to encourage the use of debit cards, and (ii) the convenience of debit transactions to consumers combined with consumers' preference to pay for goods and services immediately with funds from their bank accounts rather than purchasing on credit. Additionally, debit transactions are increasingly replacing cash transactions. This trend further encourages the use of debit cards by retailers since debit cards may provide a vehicle to increase sales. The Company's payment authorization systems provide for the secure processing of debit transactions as well as check and credit card transactions within a single platform of devices.

          Electronic Benefits Transfer ("EBT") permits the distribution of food stamps, welfare benefits and other government-assisted programs to recipients electronically rather than in paper form. EBT is intended primarily to permit governments and governmental agencies to reduce losses from food stamp and welfare fraud. To distribute benefits by EBT, the government or governmental agency typically distributes a modified form of magnetic card and assigns a Personal Identification Number ("PIN") to each individual. When making a qualified purchase, the retailer swipes the individual's EBT card through an EBT payment authorization device, the individual enters his PIN on a PINpad and the amount of the qualified purchase is automatically charged to funds available in the recipient's account. The retailer is then reimbursed by the government or governmental agency by direct credit to the retailer's bank account. EBT programs are currently used by the states of Maryland, South Carolina, Ohio, Texas and Wyoming, among others, and it is anticipated that a majority of the states will implement EBT programs within the next two years. In addition, federally mandated EBT programs should be implemented by 1999.

          Because both direct payment systems and EBT systems require the use of PINs, the security requirements of an EBT system are similar to those of debit payment systems in most installations. The similarity of the two types of systems in most installations and the expected increased usage of EBT systems by governments and government agencies is resulting in increased demand for payment systems that can process both debit transactions and EBT transactions. The Company believes that the market for debit/EBT systems in supermarkets, mass merchandise stores and drug stores has not yet been penetrated to any significant extent and that this market presents a significant potential opportunity for the Company's payment authorization products.

          Checkmate's card technology won significant acceptance during 1995, and continued its successes in 1996. The awarding of Canadian Certification established the Checkmate CM 2001 as one of only a few terminals to be certified to perform at what is considered to be one of the highest levels of PIN security. The CM 2001 was certified with software produced by major players in the supermarket and retail industries including IBM, Fujitsu-ICL, MidSouth Data Systems, NTN PINnacle, Plourde Computer Services, and others. IBM selected the CM 2001 as a platform for its new retail software application IBM APS (Advance Payment System).

          Merchants that accept credit cards generally will retain a copy of the signed transaction receipt for retrieval in response to customer inquiries or disputes. Credit card processors have demanded quick response (generally five business days) to consumer inquiries and are considering tightening this requirement. The cost of storage and retrieval, coupled with chargebacks incurred by merchants for failure to comply with required response times or their inability to locate specific receipts, have forced merchants to find an automated process to accomplish the storage and retrieval of receipts. The Company's signature capture products provide for the electronic capture of a digitized replica of an individual's signature, eliminating the need for physical storage and facilitating the fast electronic retrieval of a transaction record. The market for signature capture devices has expanded beyond retail merchants, with a significant increase in form intensive businesses (i.e. insurance, car rental and hospitality.)

BUSINESS STRATEGY

          CHECKMATE PAYMENT SYSTEM/2000/. Payment automation currently consists of three general platforms: check reading equipment, card processing equipment, and electronic signature capture equipment. When combined with the cost of electronic cash registers and transaction software, the investment in a complete payment automation solution generally is too great for a retailer or financial institution to implement all at one time. Instead, these companies generally will target one application at a time and will begin with the solution which provides the greatest return. Implementation of all three platforms may occur over a period of years. Therefore, it is important for the purchaser of such equipment to buy products which can work together to provide a complete payment automation solution. Checkmate's Payment System/2000/ is designed to afford the retailer the widest array of connectivity options and the simplest and lowest cost implementation choice for a complete payment automation system.

          ENHANCED PRODUCTS AT COMPETITIVE PRICES. One element of the Company's business strategy is to increase unit sales by providing successive generations of products. Successive generations offer enhanced features at competitive prices, thereby generating higher sales volume, net income and earnings per share. The increased sales of the Company's check readers during the past six years was a direct result of the Company's strategy to develop production and sales efficiencies. These efficiencies enabled the Company to provide lower cost check readers that can be utilized immediately at the point of sale. Consistent with this strategy, the Company has been able over the past six years to lower the average sales price of its check readers. This philosophy is also carried over into the debit/credit card terminal, the signature capture products and the dial terminal products. The Company believes that only a small portion of the market for its products has been penetrated (primarily, penetration of check readers in large retail users) and that the enhanced features and low average sales prices of the Company's products will enable the Company to penetrate a much larger portion of this potential market, thereby presenting a significant opportunity for sales growth. The Company intends to continue its strategy of offering successive generations of its products with enhanced features at competitive prices. The Company anticipates achieving this strategy in part through improved purchasing efficiencies and lower per unit production costs for labor and overhead. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

          ENHANCED AND DIVERSIFIED PRODUCT LINES. A principal component of the Company's growth strategy is to enhance and diversify the Company's product lines through the development of new or enhanced products. The Company recognizes that credit and debit cards will continue to represent alternative forms of payment and has produced a family of compact payment terminals. Each terminal easily integrates into the merchant's ECR/POS platform. Each solution houses all of the equipment needed to process and verify several types of non-cash payment alternatives, including check, credit card, debit card and EBT card transactions. Volume production of this family of products began in the fourth quarter of 1994. The Company also continually seeks to enhance its existing products, as reflected by the Company's introduction in April 1994 of a new version of its check reader which universally attaches to ECR/POS terminals and communicates with them in any of four communication protocols. This feature enables retailers that have a mix of ECR/POS terminals to stock only one model of check reader. In 1995, the Company announced a combination check reader, credit and debit terminal that communicates via telephone lines to check verification and credit processor companies. This product provides the Company access to the small retail market segment, which consists of a large number of merchants with only a few point-of-sale terminals per location. Additionally in 1995, the Company developed its debit and signature capture devices with integrated smart card capabilities that it intends to market in response to customer demands. The Company also introduced lower cost MICR analyzer products targeted at the rapidly increasing market for laser printer generated checks. These analyzers allow businesses which print their own checks to verify the quality of the MICR printing in order to minimize charges for poor print quality assessed by financial institutions. In 1996, the Company introduced many new software and POS interfaces into the products, allowing access to a broader spectrum of the installed POS hardware and software systems.

          While most of the Company's product enhancement and diversification efforts to date have resulted from its internal research and development, the Company from time to time enters into joint product development projects with other companies. See "Business - Products - Security Management Products" below. Additionally, the Company periodically considers the acquisition of businesses, products and technologies that complement the Company's product lines. Checkmate also pursues OEM and other licensing arrangements to incorporate Checkmate technologies in other supplier products, such as electronic cash registers, computer keyboards, printers, gas pumps and gambling or vending machines that could increase the marketing and distribution of the Company's products. The Company currently has no understandings, agreements, plans or intentions to acquire any other business, product or technology, and there can be no assurances that in the future the Company will acquire any such business, product or technology.

          INCREASED MARKET PENETRATION. As noted, the Company believes that only a small portion of the market for its products has been penetrated, thereby presenting a significant opportunity for growth. The majority of the Company's net revenues through 1996 were generated through sales to large end users in the United States primarily through its own sales force. The Company believes that the use of an internal sales force generally enables it to more effectively control its sales activities and provide better service and quality to its customers. The Company also markets its products through indirect channels in the United States and internationally. In the United States, Checkmate is establishing relationships with the major card transaction processing companies (Concord EFS, Equifax, National Data Corporation, National City Processing Company, and others). These companies, through their large customer base and large sales networks, provide the means for Checkmate to reach the small retailer ('mom-and-pop" stores). We expect to see increasing sales of the check readers and the CM 2010 Combination Unit during 1997 as such companies roll out these products. Checkmate also has established alliances with major software developers and OEM relationships with other major companies.

          Internationally the Company markets through distributors and OEM relationships. Checkmate is establishing strong partnering relationships with strategic organizations in Europe, Latin America, India, South America, the Far East and the Pacific Rim.

          IMPROVED MANUFACTURING EFFICIENCIES. The Company manufactures its product lines in-house utilizing pre-manufactured components purchased from third parties. The process consists of purchasing component parts, bundling kits of electronic components for assembly of the circuit boards by various third party circuit board assemblers, burning in and testing these circuit boards, assembling and testing the final product and programming the product to customer specifications. The Company historically has purchased the component parts used in its products directly from manufacturers or distributors, including the components of the circuit boards utilized in each of its products, rather than purchasing fully assembled products. By purchasing at the component level and assembling its own products, except for circuit boards, the Company has been able to exert control over the cost and supply of the components and eliminate the mark-up normally charged by third party assemblers when assembly is contracted on a "turn-key" basis. The Company believes that alternative sources of component parts and circuit board assembly generally are available on short notice and at reasonable terms. See "Business - Production and Supply - Manufacturing Process" below. The Company contemplates continued research and development programs designed to lower the overall cost of its products by assessing and attempting to eliminate the need for certain components.

CUSTOMERS

          The Company's primary market focus for its products is on department stores, mass merchandisers, supermarkets, convenience stores, drug stores, food/fuel marts, independent retailers, banks and other non-retail markets that deal with a high volume of payment transaction stations. The Company believes that in the United States alone there are more than two million point-of-sale stations at major retailers, three and one-half million stations at small retailers, and an additional half million bank teller and other application platforms that could use the Company's products. The Company further believes that the international market represents a large potential customer base.

          The Company historically has relied upon a small number of retail customers, each with a large number of point-of-sale stations, for a significant percentage of the Company's revenues. The Company's three largest retail customers to date are Kmart Corporation (approximately 59,000 readers), JCPenney Company (approximately 53,000 readers) and Federated Department Stores (approximately 40,000 readers). Although each of these customers purchased check readers, in 1995 and 1996 the Company also succeeded in selling either its debit/credit card terminal or its signature capture device as the initial installation of Checkmate products in many new customers. Additionally, several major customers purchased and simultaneously installed more than one of Checkmate's products, reinforcing the value of the Payment System/2000/ strategy.

          In 1996, the Company derived approximately 15% of its net revenues from Wal*Mart Stores, Inc. and 13% from another customer. No other single customer accounted for more than 9% of Checkmate's net revenues in 1996.

          The Company derives most of its revenues from the initial customer installation of its products, and realizes additional revenues from subsequent installations as its existing customers expand their operations or install other products in Checkmate's Payment System/2000/ family of payment automation solutions. Accordingly, the Company's future success will depend in part on its continued ability to successfully market its various products to retail and banking customers with a large number of point-of-service stations. The Company's future success also will depend on its ability to increase sales of its various products to value added resellers ("VARs") and OEMs to reach additional customer markets.

SALES, MARKETING AND DISTRIBUTION

          DIRECT MARKETING. The Company markets its products domestically through its own direct sales force and through distributors, VARs, OEMs and "reseller business partners." To date, most of the Company's domestic sales have resulted from its own direct sales efforts. The Company's direct sales force markets products to large end users, and the Company has developed a sales force to market the Company's products to smaller end users through resellers.

          The Company participates in regional, national and international trade shows, including RISCON, The Food Marketing Institute ("FMI", "Marketechnics") shows, ABA (American Bankers Association), Retail Delivery Systems, Electronic Transaction Association, Banking Administration Institute and CEBIT (premiere European technology show). The Company's marketing activities also include distribution of sales and product literature, qualification of sales leads and direct mailings to prospective customers. The Company also sponsors training and sales seminars for existing and prospective resellers.

          DOMESTIC DISTRIBUTION AND RESELLERS. The Company currently uses VARs to accommodate distribution of quantities of less than 500 units of its products. The Company also has arrangements with a number of resellers which distribute the Company's products on a national basis. See "Business - Sales, Marketing and Distribution - Reseller Business Partners" below. The Company routinely seeks to expand its sales to quality resellers provided the sales would not be in conflict with the Company's direct marketing efforts. All of the Company's arrangements with distributors and resellers are on a non-exclusive basis.

          INTERNATIONAL DISTRIBUTION. International marketing has been accomplished primarily through the use of distributors and, to a lesser extent, OEMs. All of the Company's distribution agreements are non-exclusive. The distribution agreements preclude the distributors from selling competitive products with one limited exception. The Company currently uses numerous international distributors which provide distribution channels for the Company's products in Europe, Latin America, India, South America, the Far East and the Pacific Rim. The Company desires to increase its use of OEMs to market its products and the Company continually seeks to establish relationships with appropriate new OEMs. In 1994, 1995 and 1996, net revenues from international sales were approximately $2,500,000, $1,686,000 and $2,641,000, respectively.

          RESELLER BUSINESS PARTNERS. The Company distributes certain of its products through agreements with "reseller business partners." As one of the Company's reseller business partners, International Business Machines Corporation markets the Company's signature capture device worldwide to IBM's customers. Similarly, the Company's agreement with Fujitsu-ICL Systems, Inc. provides Checkmate with access to the United States customers of Fujitsu-ICL Systems. Through an agreement with Olivetti USA, the Company sells check readers to one of the Olivetti USA's international customers. The Company seeks to enter similar arrangements with other reseller business partners in 1997 to further expand its market penetration both domestically and worldwide.

TECHNOLOGY

          The Company relies on technologies that are protected by a combination of patents, trade secrets, copyrights and employee nondisclosure agreements.
All of the Company's MICR readers and analyzers utilize patented and proprietary technology that "reads" the analog wave form data generated by MICR characters to precisely measure the width of MICR characters and their absolute location on the MICR encoded document. The readers not only recognize all forms of MICR characters and input the relevant information into the user's data processing system but also measure the magnetic signal strength of the MICR characters to determine whether or not they conform to applicable ANSI standards. The latter function enables the user to detect many varieties of fraudulent and counterfeit checks. Checkmate also has developed proprietary security technology that provides the Company a competitive advantage in marketing its Debit/Credit Card terminal. This security technology has enabled Checkmate to obtain Canadian approval for the terminal, thereby meeting what the Company considers to be the highest level of required security in North America.

          Each of the Company's MICR readers may be programmed so that it is compatible with the user's existing ECR/POS system. As a result, the user can simply attach the reader to its existing ECR/POS terminal without having to incur additional expense to upgrade or reprogram the ECR/POS terminal. The Company's products employ standard computing environments (C, C++) that create "open" system solutions. By employing industry standards (as opposed to proprietary systems), the Company's products can be developed and incorporated into POS systems by many third-party developers and in-house information systems staffs.

          PATENTED TECHNOLOGY. The Company currently has three United States patents and has pending a United States patent application on certain other technologies utilized in its products. The Company's patent entitled "Variable Speed Method for Reading Magnetic Ink Character Recognition (MICR) Printing" (U.S. Patent No. 4,143,355) covers the technology used in the Company's MICR readers to precisely measure the width of MICR characters and their absolute location on a check or other MICR encoded document without requiring expensive synchronous motors or other complicated constant speed arrangements. The patent was issued to the Company in 1979. Full protection under the patent expired on March 6, 1996, but substantial protection requiring users of the patented technology to purchase a license from the Company remains in effect through August 29, 1997. See "Item 13. Certain Relationships and Related Transaction." Upon the expiration of this patent, the Company's competitors may be able to incorporate the technology covered by this patent into their products without compensation to the Company.

          The Company's patent entitled "Hand Operated Low Cost Magnetic Character Recognition System" (U.S. Patent No. 5,054,092) covers the technology employed in the hand operated version of the Company's check readers. This patent was issued to the Company in 1991 and expires on October 1, 2008.

          The Company's patent entitled "Miniature MICR Document Reader With Power Management and Motorized Conveyance" (US Patent No. 5,488,676) covers the technique employed to enable the Company's readers to use "parasitic" power from low power sources on available ECR/POS terminal parts. In many applications this technology allows the user to use the Company's check readers without the requirement for an external power supply and the corresponding need for an additional electric outlet. This patent was issued to the Company in 1996 and expires on January 30, 2013.

          The Company has a patent pending on the technique employed to enable the Company's systems (MICR, debit and signature capture) to "auto detect" the host protocol type and set the unit's communication protocol accordingly. This auto detect feature allows the Company's products to be "plug and play" in the mixed POS environment.

          The Company has been licensed to use U.S. Patent No. 4,240,065 in its signature capture and verification devices through the expiration date of the patent, which is December 6, 1997.

          PROPRIETARY TECHNOLOGY. The Company's connectivity technology provides a high level of integration, meaning the Company's check readers will easily attach to and interface with most personal computers and ECR/POS terminals. This technology also enables the user to connect multiple devices to a single port on the host device using small and inexpensive remote connector blocks manufactured by the Company. The Company has incorporated this proprietary technology into its debit/credit card terminals and signature capture devices.

          The Company's flexible output technology enables the reader to reformat data from the check document and transmit it from the check reader to the user's system in any desired format. Only the transit and amount fields on checks are fixed by standard as to location, length and identification. Several hundred different check formats are used by banks with respect to the placement and identification of account number and check sequence number. The Company's copyrighted extraction algorithm accurately extracts the various data components from the MICR line (bank number, account number and check number) and compartmentalizes this data for output transmission to customer specifications.

PRODUCTS

          CHECK READERS. The Company currently manufactures and markets its fourth generation of competitively priced check readers. The fourth generation check readers offer the following features:

     .   "Plug and play" capabilities which allow direct connection to an
     ECR/POS terminal of a merchant's current data processing/point-of-sale system and allows the data to be input in the precise data format that the ECR/POS terminal would expect from a manually keyed entry. As a result, the merchant avoids costly programming expenses and obtains the benefits of accurate data entry and fraud detection.

     .   Precise measurement of the width, location, and magnetic signal strength of the MICR characters via the analog wave form data generated by the MICR characters. This information allows the readers to warn the merchant of potential fraudulent or counterfeit checks.

     .   Connectivity technology enables the check readers to integrate and interface with most ECR/POS terminals. This technology also enables the user to connect multiple devices to a single port on the ECR/POS terminal using small and inexpensive remote connector blocks manufactured by the Company.

     .   Externally programmable and reprogrammable.

     .   Ability to incorporate magnetic stripe readers for credit and EBT cards.

     The CM 430 and CM 431 are the popular motorized versions of Checkmate's fourth generation check reader. The user simply inserts the check into the scanner and the reader automatically feeds the check through the read mechanism. The CM 430/431 features include universal connectivity to ECR/POS terminals, the ability to communicate with ECR/POS terminals in any of four communication protocols, hand operated backup capabilities in the event of motor or motor control circuit failure and the ability to be powered from low current power (.25 amperes minimum). The latter feature allows the reader to operate the CM 430/431 using the power supply of the user's existing terminal device (parasitic power) without the need for an additional external power source.

     The Company also produces a variety of custom components and assemblies for OEMs that manufacture products that use MICR readers.

     Larger volume quantities and custom products are sold on a negotiated price basis. The Company offers no discount programs other than negotiated prices for large volume orders and does not sell its products on a consignment basis.

     INTEGRATED PAYMENT PLATFORMS. The Company's Payment System/2000/ family of integrated payment platforms have check, debit, credit, EBT, signature capture and "smart" card capabilities and allow a merchant to add both clerk and customer activated devices as required. This flexibility allows merchants to expand their payment automation strategies and implementations as new tender types become accepted in the marketplace while protecting their investment in equipment that has already been deployed. The Company's CM 2001 Debit/Credit Card terminal is a "direct connect" peripheral which automates debit and credit card transactions. The product is customer friendly, and its design, largely influenced by input from consumers, allows the display of easy to read messages prompted by the use of programmable keys to step a customer through a transaction. The CM 2001 also has a built in PINpad to allow secure entry of PINs. In addition, it facilitates easy implementation of EBT and frequent shopper programs.

     The CM 2020 Signature Capture Peripheral streamlines the document retrieval process for credit card drafts by electronically capturing signatures at the point of sale. The CM 2020 employs a sophisticated proprietary data compression algorithm to dramatically reduce the record size of captured signatures. The CM 2020 technology also is effective for signature verification in a variety of other business applications requiring on-line personal identification. Based on patented electromagnetic technology with no moving parts, the CM 2020 peripheral can attach to the CM 2001, the CM 2010, or directly to an ECR/POS terminal.
The CM 2020 is based on patented and proprietary signature capture and verification technology which the Company owns.

     The CM 2010 Combination Unit is an integrated check, credit and debit (with external PIN pad) terminal that can either be a "direct connect" peripheral or can dial-up payment authorization company host systems via telephone lines ("stand-beside.") This stand-beside capability allows smaller merchants to have the same capability and flexibility as large merchants to employ payment automation at the point of sale.

     SECURITY MANAGEMENT PRODUCTS. Through a strategic alliance with the Racal-Guardata division of Racal Electronics PLC, the Company provides security management products for debit card transactions. These security management products consist of custom, tamper-resistant, key injection products and a seamless interface for physical and logical security.

     MICR ANALYZERS. The Company manufactures and markets a complete line of MICR analyzers that test the MICR lines on various MICR encoded documents and comprehensively analyze the wave form generated by the MICR characters to assure total conformity with applicable standards. Each of the Company's MICR analyzers is available in Plus (high speed with full capability) and Jr. (slower speed with limited capability) versions. These products are used for quality assurance by check printers, forms printers and the quality control departments of major banks. In 1996, the Company introduced a new analyzer targeted at the rapidly growing market for laser printed checks. The new TONRMate product provides cost effective analyzers for entities printing checks for their own use.

     RECENT NEW PRODUCTS. In March 1996, the Company began shipping the second generation debit/credit card terminals, which exceed the stringent security required for Canada. This terminal allows major retailers to install the same equipment across their North American store operations and adds the growing Canadian debit market to the Company's target market. Additionally, in 1996 the Company introduced many new software and POS interfaces into its existing products, allowing access to a broader spectrum of the installed POS hardware and software systems.

     FUTURE PRODUCTS. The Company is developing debit/credit/EBT capable transaction devices that can be connected to a LAN configuration as well as attached to an ECR/POS system. This system will allow the Company to shorten its sales cycle by reducing the amount of software development required to operate a customer's ECR/POS system. The Company is also developing various software products and interfaces and other products that enhance the range of ECR/POS terminal connections and allow various host connections. These connections will provide the Company with newer, expanded feature "plug and play" products to market to the large retail chains and financial institutions. The Company also is developing other new products which are expected to combine its different technologies, as well as provide portability, wireless communications, and modularity features. As is the case with all electronics equipment requiring embedded systems and applications software, there can be no assurances regarding the timetable for the completion of development and the commencement of volume production.

RESEARCH AND DEVELOPMENT

     Constant and significant changes in technology in the Company's industry, including ongoing developments in microprocessors, terminal hardware, applications and communications protocols require the Company to be continually engaged in a program of research and development. The Company believes that product innovations and improvements are central to its success and therefore maintains an active research and development program closely coordinated with its customers and sales and marketing personnel to identify areas for product enhancements and to define and develop new product concepts. Substantially all of the Company's research and development is performed internally.

     As a result of the Company's ongoing research and development, the Company's products are continuously evolving and being upgraded. The rapid evolution of the Company's product line is exemplified by the fact that the Company introduced its first generation check reader in 1989 and currently is marketing its fourth generation check reader. Additionally, the Company has introduced several new versions or upgrades of its main printed circuit board since the Company's introduction of its fourth generation check reader in the third quarter of 1992. Similarly, new versions of the debit product printed circuit boards have been developed and incorporated into the product. The new versions and upgrades contain changes that are intended to improve the reliability and enhance manufacturing efficiencies of the Company's products. The evolution of the Company's products has not rendered the prior versions obsolete.

     Currently, the most significant focus of the Company's research and development efforts is on product enhancement, cost reduction and the development of the next generation of the Company's products. See "Business -- Products -- Future Products" above. It is contemplated that most of the development of the next generation of products will continue to be done internally rather than on a joint venture basis.

     Because the computer industry and the data entry market in which the Company competes are characterized by rapid and significant technological change, the Company's future sales and profitability will depend on the Company's ability to continue to develop and market new and improved products that can achieve significant market acceptance. Its current products, though adequate for the specialized uses for which they are designed, might not be adequate to maintain competitiveness with competitors who might develop improved technology. There can be no assurance that technological developments will not render the Company's existing products either uneconomical or obsolete, that the Company will be able to respond with new products or improved technology, or that newly developed products will achieve market acceptance.

TECHNICAL SUPPORT AND SERVICE

     Technical support and service are important competitive factors in the markets for the Company's products. The Company believes that it has earned a strong reputation among its customers for the high level of support and service it provides. In 1995, Checkmate increased its efforts to provide high quality service by consolidating technical support and service into one organization entitled The TotalCARE Center. This center includes Help Desk support, extended maintenance agreements, service agreement offerings differentiated by response time, express replacement utilizing customer-owned pool units, and deployment services. Structured as a profit center, The TotalCARE Center sells new service and support contracts to the current install base as the existing warranties expire.

     Checkmate typically provides a one-year warranty against defects in materials and workmanship on its products. The Company also offers extended service contracts on certain of its products. Product returns are repaired or replaced at the Company's discretion. The Company does not allow product returns for any reason other than defects in materials or workmanship. The Company's limited warranty excludes damage resulting from acts of God, liquid immersion, misuse and certain other exclusions normally associated with products of similar type.

PRODUCTION AND SUPPLY

     MANUFACTURING PROCESS. The Company believes in maintaining control over the manufacturing process of its products in order to assure quality and to respond more efficiently to necessary changes in product design and features that become evident during a product's life cycle. Accordingly, the Company assembles its products in-house utilizing pre-manufactured components purchased from third parties. The manufacturing process consists of purchasing the component parts, bundling kits of electronic components for assembly of the circuit boards by various third party circuit board assemblers, burning in and testing these circuit boards, assembling and testing the final product and programming the product to customer specifications. Checkmate's customers have not communicated to the Company any significant problems using the Company's products.

     Generally, the Company's products use components which are available from multiple sources. The Company typically has been able to obtain adequate supplies of required components on a timely basis from its suppliers or, when necessary, from alternative sources of supply. However, certain important components are available or purchased from only a single source or from limited sources due to price, quality or other considerations. The Company could experience production delays and additional expenses if it became necessary to develop alternative sources of supply for these components or to redesign its products to accommodate other more readily available components. Additionally, the prices of components that are purchased from sole or limited sources can fluctuate significantly. The Company believes that integrated circuit production capacity in the semiconductor industry may be insufficient to meet industry demand for such components for the next year, and perhaps longer. However, the Company has been aggressive in seeking allocations of available integrated circuits from several sources. As a result, the Company believes that it will continue to receive a sufficient supply of integrated circuits to enable it to compete effectively, although no assurance in this regard can be given.

     As a precautionary measure, the Company attempts to maintain a one to three month supply of key components and continually evaluates alternative sources of supply. However, the inability to develop alternative sources of components if and as required in the future, or to obtain sufficient quantities of components supplied by sole sources, could adversely affect the Company's operating results.

COMPETITION

     The point-of-sale peripheral market is intensely competitive and characterized by continued and rapid technological advances and cost reductions. These advances may result in short product life cycles and frequent product performance improvements. The market can be significantly affected by product introductions and marketing activities of industry participants. The Company is aware of at least six competitors that market check readers (five of which have MICR reading capabilities), including Magtek and International Verifact which are the Company's primary competitors. Payment authorization systems are marketed by a number of competitors. The Company's primary competitors in this market are VeriFone, Hypercom and International Verifact. Signature capture and verification products also are marketed by a number of competitors. The Company's primary competitor in this market is NCR. Specialized document readers also are marketed by several competitors. Some of the Company's competitors are substantially larger than the Company and have more extensive research and development, manufacturing, marketing and product support capabilities together with greater financial, technological and other resources than the Company. As a result, the Company's competitors may independently develop technologies that are equivalent, alternative or superior to the Company's technologies.

     Competition in the markets for the Company's products is based on a number of factors, including product quality and reliability, performance, price, compatibility, ease of installation and use, marketing and distribution capabilities, product delivery, service and support and name recognition. The Company believes that its products have earned a strong reputation for their performance, cost effectiveness and reliability and are competitive with those of other manufacturers. The Company anticipates that it will continue its efforts to lower the cost of its products through manufacturing efficiencies and other cost saving measures in order to maintain a competitive price for its products. The Company's continuing sales and marketing efforts will be critical as the Company continues to face competition in the marketplace. There can be no assurance that the Company will be able to develop or sustain a competitive position for its products.

     Although the Company believes that only a small portion of the market for its check readers, debit/credit card terminals, signature capture products and combination units has been penetrated, there can be no assurance that the demand for the products will continue at current levels or that its new products will receive wide market acceptance. To remain competitive, the Company believes that it will need to continue to incorporate new technological developments into its existing products and to develop new products. See "Business - Business Strategy - Enhance and Diversify Product Lines" above. The Company believes that its current product line, coupled with its history of continued product enhancement and cost reduction, will enable it to compete with its competitors.

EMPLOYEES

     At December 31, 1996, the Company had 175 full-time employees. None of the Company's employees is represented by a labor union nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

     The Company's business requires that the Company continue to attract and retain qualified personnel with a variety of technical and managerial skills, including engineering, computer programming and sales expertise. Competition for qualified employees in the Company's industry is intense. To date, the Company has not experienced any material difficulty in recruiting or retaining qualified personnel. However, the Company believes that its future success will depend in part on its continued ability to recruit, motivate and retain qualified personnel.

ITEM 2.   PROPERTIES
--------------------

     The Company's corporate headquarters, manufacturing, distribution and research and development facilities are located in approximately 55,000 square feet of leased space in Roswell, Georgia. The Company's lease of such space is for a fixed term through August 31, 1997 and on a month-to-month basis thereafter. The Company also leases approximately 1,500 square feet of office space in Columbia, Maryland where a product manager and a small staff of engineers are engaged in software and hardware development activities.
Checkmate intends to lease an additional 12,000 square feet of space in close proximity to its current facilities in Roswell, Georgia in 1997. The Company believes that its current facilities, including the additional space to be leased in 1997, are suitable for and adequate to support its present operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted by the Company to a vote of its shareholders during the quarter ended December 31, 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

     Set forth below in accordance with General Instruction G(3) of Form 10-K and Instructions to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company, including their ages and their principal occupations for at least the past five years.

     JERRY P. MALEC, age 54, has been the President and Chief Executive Officer and a director of the Company since August 1994, when he was elected to succeed Raymond J. Homa who died in May 1994. From 1987 to 1994, Mr. Malec was Vice President and General Manager of the Enterprise Markets Division of Apple Computer, Inc., where he was responsible for the sales, marketing, support and distribution of all Apple products to the Fortune 1000 and federal government customer base. Mr. Malec previously served in various executive positions at International Business Machines Corporation, including director of manufacturing industry and manager of retail and distribution industries.

     JOHN J. NEUBERT, age 58, has been the Senior Vice President - Finance and Administration and Chief Financial Officer of the Company since 1990 and also has been Chief Operating Officer of the Company since May 1994. Mr. Neubert was Executive Vice President and Chief Financial Officer of Technology Research Group, Inc., a software development and systems integrator company, from 1987 until 1990. He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987. Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

     Executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors until their successors are elected and qualified.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The Company's Common Stock has been traded on the Nasdaq National Market System under the "CMEL" symbol since the Company's public offering of Common Stock on September 28, 1993. Prior to the public offering, there had been very limited trading of the Company's Common Stock in the over-the-counter market. The following table sets forth the quarterly high, low and closing bid quotations for the Common Stock from January 1, 1995 through December 31, 1996 as reported by Nasdaq.

1996               HIGH    LOW    CLOSE
                  ------  ------  ------

First Quarter     $15.25  $11.25  $13.00
Second Quarter     15.75   11.75   14.50
Third Quarter      16.50   11.75   15.00
Fourth Quarter     15.25    9.25   13.00

1995                HIGH  LOW     CLOSE
                  ------  ------  ------

First Quarter     $ 9.50  $ 7.00  $ 8.75
Second Quarter     12.50    8.50   11.75
Third Quarter      18.00   11.25   15.38
Fourth Quarter     16.25   13.25   14.75

     At March 12, 1997, there were approximately 451 shareholders of record and an estimated 3,600 beneficial owners holding stock in nominee or "street" name.

     The Company has paid no cash dividends on its Common Stock and currently intends to retain all future earnings for use in the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The following selected financial data are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                         YEAR ENDED DECEMBER 31
                                          --------------------------------------------------
(in thousands, except per share amounts)    1996       1995       1994       1993       1992
                                          --------------------------------------------------
STATEMENT OF INCOME DATA:
Net revenues                               $35,104    $29,160    $17,186    $17,217    $4,486
Cost of goods sold                          20,572     17,184      9,734     10,355     2,277
                                          ---------------------------------------------------
Gross profit                                14,532     11,976      7,452      6,862     2,209
Operating expenses:
   Selling, general and administrative       9,325      7,310      4,758      3,421     1,276
   Research and development                    991        499        503        182        61
   Depreciation and amortization               579        496        324        327       266
                                          ---------------------------------------------------
   Total operating expenses                 10,895      8,305      5,585      3,930     1,603
                                          ---------------------------------------------------
Operating income                             3,637      3,671      1,867      2,932       606

Interest expense                               (61)       (84)      (111)      (236)     (203)
Interest income                                432        513        594        119         -
                                          ----------------------------------------------------
Income before income taxes                   4,008      4,100      2,350      2,815       403
Provision for income taxes (1)               1,453      1,558        892          -         -
                                          ----------------------------------------------------
Net income (1)                             $ 2,555    $ 2,542    $ 1,458    $ 2,815    $  403
                                          ----------------------------------------------------
Net income per share                          $.46       $.47       $.29       $.81      $.14
                                          ----------------------------------------------------
Weighted average number of shares
   outstanding                               5,581      5,420      5,031      3,494     2,809
                                          ----------------------------------------------------
                                                            AT DECEMBER 31
                                          ----------------------------------------------------
(in thousands)                                1996       1995       1994       1993      1992
                                          ---------------------------------------------------

Balance Sheet Data:
Working capital                            $23,334    $20,103    $18,467    $17,452    $ (329)
Total assets                                33,552     28,557     24,916     22,213     5,159
Long-term debt and capital lease
   obligations, including current portions     363        532        714        897     1,247
Shareholders' equity                        28,305     24,065     21,171     19,278       676


(1) Reflects the utilization of net operating loss carryforwards which offset income tax expense in 1991 through 1993. Had the Company not had net operating loss carryforwards available to offset income tax expense in 1993, an income tax provision of $1,070 would have been recorded (assuming an effective tax rate of 39%), resulting in net income of $1,745 and net income per share of $.50.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

     The following table sets forth certain items derived from the Company's statements of income from 1994 to 1996:

                                                     YEAR ENDED DECEMBER 31
                            ------------------------------------------------------------------
                                     1996                    1995                 1994
                            ------------------------------------------------------------------
                                            PERCENT               PERCENT            PERCENT
                                             OF NET                OF NET             OF NET
                             AMOUNT         REVENUES     AMOUNT   REVENUES   AMOUNT   REVENUES
                            ------------------------------------------------------------------
Net revenues                  $35,104       100.0%      $29,160    100.0%   $17,186    100.0%
Cost of goods sold             20,572        58.6        17,184     58.9      9,734     56.6
                            ------------------------------------------------------------------
Gross profit                   14,532        41.4        11,976     41.1      7,452     43.4
Operating expenses:
   Selling, general and
      administrative            9,325        26.6         7,310     25.1      4,758     27.7
   Research and development       991         2.8           499      1.7        503      2.9
   Depreciation and
    amortization                  579         1.6           496      1.7        324      1.9
                            ------------------------------------------------------------------
Total operating expenses       10,895        31.0         8,305     28.5      5,585     32.5
                            ------------------------------------------------------------------
Operating income                3,637        10.4         3,671     12.6      1,867     10.9
Interest income, net              371         1.0           429      1.4        483      2.8
                            ------------------------------------------------------------------
Income before income taxes      4,008        11.4         4,100     14.0      2,350     13.7
Provision for income taxes      1,453         4.1         1,558      5.3        892      5.2
                            ------------------------------------------------------------------
Net income                    $ 2,555         7.3%      $ 2,542      8.7%   $ 1,458      8.5%
                            ==================================================================
Net revenues by product:
Check readers                 $17,295        49.3%      $20,194     69.3%   $15,843     92.2%
Debit/credit card terminals    12,062        34.4         5,273     18.1        -         -
Signature capture devices       2,749         7.8         2,567      8.8        559      3.3
Service and other               2,998         8.5         1,126      3.8        784      4.5
                            ------------------------------------------------------------------
                              $35,104       100.0%      $29,160    100.0%   $17,186    100.0%
                            ==================================================================

   Any trends that may be derived from the above table are not necessarily indicative of the Company's future operations.

   Net revenues increased 20.4% in 1996 and 69.7% in 1995. Growth in net revenues in 1996 primarily was generated by the newer debit/credit card terminals, which contributed 34.4% of net revenues. Sales of signature capture devices, service and other net revenues also increased in 1996 over 1995. The 69.7% increase in net revenues in 1995 is due to gains across all products. Net revenues from sales to domestic and international resellers increased 55.8% in 1996 and 75.7% in 1995. These results are consistent with the Company's efforts to transition itself from essentially a one product company with one sales channel into a multi-product, multi-channel organization. Net revenues from check readers decreased 14.4% from 1995 to 1996, and increased 27.5% from 1994 to 1995. The decrease in 1996 is due primarily to the completion in 1995 of a large sale to a single significant customer.

   Cost of goods sold as a percentage of net revenues was 58.6% in 1996, 58.9% in 1995, and 56.6% in 1994. Various factors combined to result in the slight improvement from 1995 to 1996. The increase as a percentage of net revenues in

1995 as compared to 1994 was due primarily to lower sales prices per unit, which was partially offset by lower materials and labor costs per unit. The Company anticipates that cost of goods sold will be affected in the future by changes in product mix as well as by selling price and unit cost changes, among other factors.

   Selling, general and administrative expenses increased $2,015,000 in 1996 and $2,552,000 in 1995. These expenses stated as a percent of net revenues were 26.6% in 1996, 25.1% in 1995 and 27.7% in 1994. The increases in the dollar amounts were due primarily to the increase in personnel and related costs required to support the Company's growth in net revenues and new products. The Company expects to expand its selling, general and administrative expenditures in 1997 to meet its anticipated growth in net revenues and new product development.

   Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor costs. A summary of product development efforts is as follows:


                                                              Year Ended December 31
                                                     ----------------------------------------
                                                        1996             1995         1994
                                                     -----------      ----------   ----------
Gross product development expenditures               $1,572,000       $1,192,000   $ 962,000
Capitalized software development costs                 (581,000)        (693,000)   (459,000)
                                                     ----------       ----------   ---------
Net research and development expense                    991,000          499,000     503,000
Amortization of previously capitalized cost             264,000          175,000      85,000
                                                     ----------       ----------   ---------
Total expense                                        $1,255,000       $  674,000   $ 588,000
                                                     ==========       ==========   =========
Product development as a percent of net
 revenues:
    Gross expenditures                                  4.5%              4.1%        5.6%
    Net expense                                         2.8%              1.7%        2.9%
    Total expense                                       3.6%              2.3%        3.4%


        The increases in the dollar amounts of product development expenditures resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. The decreases in product development costs as a percentage of net revenue from 1994 to 1995 are a result of the larger net revenue base. Checkmate expects to increase product development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

        Depreciation and amortization expenses increased 16.6% in 1996 and 53.1% in 1995, but decreased as a percentage of net revenues to 1.6% in 1996 from 1.7% in 1995 and 1.9% in 1994. The increase in the dollar amount in 1996 and 1995 primarily resulted from capital expenditures associated with the expansion of the Company's headquarters during 1995. The decrease as a percentage of net revenues is a result of the larger net revenue base.

        Interest expense decreased 27.8% in 1996 and 24.2% in 1995. The decreases in interest expense resulted from a lower average principal balance of long-term liabilities. Interest income decreased 15.8% in 1996 and 13.7% in 1995 due to lower average investments outstanding.

        The effective tax rate was 36.3% in 1996, 38.0% in 1995 and 37.9% in 1994. The primary reason for the decrease in the effective tax rate in 1996 was a lower effective state tax rate.

        Net income increased 0.5% in 1996 and 74.3% in 1995. Earnings per share decreased 2.1% in 1996 and increased 62.1% in 1995. The weighted average number of shares outstanding increased 3.0% in 1996 and 7.7% in 1995. The increases in weighted average number of shares outstanding primarily relate to the exercise of stock options in both 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by (used in) operating activities was $2,881,000 in 1996, $(346,000) in 1995, and $(3,156,000) in 1994. The net cash provided by operating activities in 1996 was primarily due to higher depreciation and amortization and smaller increases in accounts receivable and inventories, and was partially offset by an increase in prepaid expenses. The decrease in the use of net cash during 1995 was primarily due to higher net income and depreciation and a smaller increase in inventories in 1995. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1996 and 1995 have been caused by successively higher sales volumes in the fourth quarter of each year and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

        Net cash provided by (used in) investing activities was $(2,679,000) in 1996, $308,000 in 1995, and $1,930,000 in 1994. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $2,489,000 in 1996, $2,703,000 in 1995, and $1,869,000 in 1994. These uses of net cash were increased by the net purchase of investments of $190,000 in 1996, and were offset by the receipt of net proceeds from the sale of investments of $3,011,000 in 1995 and $3,799,000 in 1994.

        Net cash provided by financing activities was $1,124,000 in 1996, $169,000 in 1995, and $253,000 in 1994. The increase in net cash provided by financing activities in 1996 was due to an increase in proceeds from the exercise of stock options, primarily by the estate of a former employee.

        The Company's working capital position was $23,334,000 at December 31, 1996. The Company had no material commitments for capital expenditures as of December 31, 1996. During 1997, the Company anticipates that it will spend approximately $5,000,000 for capital expenditures, including additions to capitalized software. The Company believes that its strong working capital position at December 31, 1996, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

        The Company's operating results have fluctuated on a quarterly basis in the past and may vary significantly in future periods due to a variety of factors. These factors include, but are not limited to, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, variations in the Company's product mix and component costs, and competitive pricing pressures. Due primarily to the above factors, the results of any particular quarter may not be indicative of the results for the full year. While the Company generally has experienced growth in net revenues, there can be no assurance that this growth will continue on a quarterly or annual basis.

     The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The following financial statements of the Company and the report of independent auditors thereon are set forth following the Index of Financial Statements on page F-1 of this report:

     Balance Sheets at December 31, 1996 and 1995

     Statements of Income for each of the three years in the period ended December 31, 1996

     Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

     Statements of Cash Flows for each of the three years in the period ended December 31, 1996

     Notes to Financial Statements

     The Supplementary financial information required to be included in this report is set forth in Note 8 of Notes to Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

     Information relating to management's nominees for director of the Company will be set forth under the captions "Proposal 1 - Election of Directors - Nominees" and "Proposal 1 - Election of Directors - Information Regarding Nominees for director" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
-----------------------------------

     Information relating to management compensation is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation - Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

     Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Shareholders" and "Proposal 1 - Election of Directors - Information Regarding Nominees for Director" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

     Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT

          1.   FINANCIAL STATEMENTS

               The following financial statements of the Company and the related report of independent auditors thereon are set forth immediately following the List of Financial Statements which appears on page F-2 of this report:

               Report of Independent Auditors

               Balance Sheets at December 31, 1996 and 1995

               Statements of Income for each of the three years in the period ended December 31, 1996

               Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

               Statements of Cash Flows for each of the three years in the period ended December 31, 1996

               Notes to Financial Statements

          2.   FINANCIAL STATEMENT SCHEDULES

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the financial statements or notes thereto.

          3.   EXHIBITS

               The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Valerie J. David, Investor Relations Department, Checkmate Electronics, Inc., 1003 Mansell Road, Roswell, Georgia 30076; telephone (770) 594-6000. There is a charge of $.50 per page to cover expenses for copying and mailing. See the Index of Exhibits included with the Exhibits filed as part of this report.


               3(i) Articles of Incorporation of the Company (Exhibit 3(i) to the Company's Registration Statement on Form S-1, No. 33-67048).

               3(ii) Bylaws of the Company (Exhibit 3(ii) to the Company's
                     Registration Statement on Form S-1, No. 33-67048).

               4. Specimen form of Common Stock certificate (Exhibit 4 to the Company's Registration Statement on Form S-1, No. 33-67048).

               10.1 Lease Agreement dated July 17, 1990, as amended, by and between the Company and ASE North Fulton Associates Joint Venture, for the Company's premises located at 1011 Mansell Road, Suite C, Roswell, Georgia 30076 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-67048).

               (a) Fifth Amendment, dated August 16, 1994, to the Lease Agreement filed as Exhibit 10.1 (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the period ending December 31, 1994).

               (b) Sixth Amendment, dated February 10, 1995, to the Lease Agreement filed as Exhibit 10.1 and related Termination Agreement dated February 20, 1995 (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1994).

               (c) Seventh Amendment, dated January 18, 1996, to the Lease Agreement filed as Exhibit 10.1 and related Termination Agreement dated February 20, 1995 (Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the period ending December 31, 1995).

               (d) Eighth Amendment, dated April 1, 1996, to the Lease Agreement filed as Exhibit 10.1 - filed herewith.

               10.2  Settlement Agreement dated June 15, 1989, by and among the
                    Company, J. Stanford Spence, Diane M. Spence, Stanford Technologies, Inc., and Dudley L. Moore (Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-67048).

               10.3  Bill of Sale and Assumption Agreement dated November 23,
                    1993 by and between the Company and Electronic Signatures Inc. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

               10.4  Executive Compensation Plans and Arrangements:

               (a) 1988 Employee Incentive Stock Option Plan (Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-67048).

               (b) 1993 Stock Option Plan (Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-67048).

               (c) 1994 Directors' Stock Option Plan (Exhibit 10.19(c) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

               10.5  Loan Agreement dated December 19, 1994 by and between the
                    Company and NationsBank with respect to a $1,000,000 revolving line of credit (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
                    1995).

               11. Statement Regarding Computation of Earnings per Share - filed herewith.

               23. Consent of Ernst & Young LLP to incorporation of report of independent auditors into the Company's Registration Statement on Form S-8, No. 33-74646 and No. 33-93520 - filed herewith.

               27.  Financial Data Schedule - filed herewith.

     (B)  REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

     (C)  See Item 14(a)(3) above.

     (D)  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.

                                         CHECKMATE ELECTRONICS, INC.
                                           (Registrant)


                                         By:   /s/ Jerry P. Malec
                                         ------------------------------------
                                           Jerry P. Malec
                                           President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.

Signature                                Title


/s/ J. Stanford Spence                  Chairman of the Board
----------------------
J. Stanford Spence


/s/ Jerry P. Malec                      President, Chief Executive Officer
------------------                      and Director
Jerry P. Malec


/s/ James W. Crowley                    Director
--------------------
James W. Crowley


/s/ Frank C. Peters                     Director
-------------------
Frank C. Peters


/s/ Howard W. Yenke                     Director
-------------------
Howard W. Yenke


/s/ John J. Neubert                     Chief Operating Officer, Chief Financial
-------------------                     Officer, Senior Vice President Finance
John J. Neubert                         and Administration and Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                          CHECKMATE ELECTRONICS, INC.

                                ATLANTA, GEORGIA

                          Checkmate Electronics, Inc.

                          List of Financial Statements


The following financial statements of Checkmate Electronics, Inc.
are included in Item 8:

Report of Independent Auditors....................................  F-3

Balance Sheets at December 31, 1996 and 1995......................  F-4

Statements of Income for each of the three
  years in the period ended December 31, 1996.....................  F-6

Statements of Shareholders' Equity for each
  of the three years in the period ended December 31, 1996........  F-7

Statements of Cash Flows for each of the three
  years in the period ended December 31, 1996.....................  F-8

Notes to Financial Statements.....................................  F-9

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Checkmate Electronics, Inc.

We have audited the balance sheets of Checkmate Electronics, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Checkmate Electronics, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG LLP



Atlanta, Georgia
February 6, 1997

                          Checkmate Electronics, Inc.

                                 Balance Sheets

                                                                          DECEMBER 31
                                                                    1996               1995
                                                               -------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 2,204,103         $   878,065
  Investments                                                    6,970,297           6,853,696
  Accounts receivable, less allowance of $187,000 and
    $185,000 at December 31, 1996 and 1995, respectively         8,452,736           7,327,687
  Inventories:
    Finished goods                                               1,364,740             657,662
    Work in process                                                107,275             213,033
    Raw materials and supplies                                   6,397,736           6,617,508
                                                               -------------------------------
                                                                 7,869,751           7,488,203
  Deferred tax asset                                               636,000             424,000
  Prepaid expenses                                                 961,296             188,885
                                                               -------------------------------
Total current assets                                            27,094,183          23,160,536

Property and equipment:
  Equipment                                                      6,190,424           4,570,803
  Furniture and fixtures                                           660,209             511,680
                                                               -------------------------------
                                                                 6,850,633           5,082,483
  Accumulated depreciation and amortization                     (2,718,682)         (1,805,830)
                                                               -------------------------------
                                                                 4,131,951           3,276,653

Identifiable intangible assets, net of accumulated
  amortization of $1,034,000 and $784,000 at
  December 31, 1996 and 1995, respectively                         851,663             961,749
Capitalized software, net of accumulated amortization
  of $670,000 and $406,000 at  December 31, 1996 and
  1995, respectively                                             1,458,010           1,141,791
Other assets                                                        16,416              16,584
                                                               -------------------------------
                                                               $33,552,223         $28,557,313
                                                               ===============================

                                                                         DECEMBER 31
                                                                    1996            1995
                                                                ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 1,158,081     $ 1,278,411
  Accrued liabilities                                             1,368,889       1,037,866
  Deferred revenue                                                1,072,305         572,236
  Current portion of capital lease obligations                       14,334          38,817
  Current portion of long-term debt due to related party            146,353         129,843
                                                                ---------------------------
Total current liabilities                                         3,759,962       3,057,173


Long-term debt due to related party, less current portion           202,704         349,853

Capital lease obligations, less current portion                           -          12,994

Deferred income taxes                                             1,285,000       1,072,000

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares - 5,231,806
      and 5,084,298 at December 31, 1996 and
      1995, respectively                                             52,318          50,843
  Additional paid-in capital                                     23,025,539      21,342,902
  Retained earnings                                               5,226,700       2,671,548
                                                                ---------------------------
Total shareholders' equity                                       28,304,557      24,065,293
                                                                ---------------------------
                                                                $33,552,223     $28,557,313
                                                                ===========================

See accompanying notes.

                          Checkmate Electronics, Inc.

                              Statements of Income


                                                           YEAR ENDED DECEMBER 31
                                                      1996          1995          1994
                                                  ---------------------------------------
Net revenues                                      $35,103,831   $29,160,065   $17,186,115

Cost of goods sold                                 20,571,572    17,183,613     9,733,697
                                                  ---------------------------------------
Gross profit                                       14,532,259    11,976,452     7,452,418

Operating expenses:
  Selling, general and administrative               9,325,007     7,310,040     4,758,288
  Research and development                            991,113       498,746       503,132
  Depreciation and amortization                       579,093       496,480       324,282
                                                  ---------------------------------------
                                                   10,895,213     8,305,266     5,585,702
                                                  ---------------------------------------

Operating income                                    3,637,046     3,671,186     1,866,716

Interest expense                                      (60,619)      (83,913)     (110,640)
Interest income                                       431,725       512,772       593,883
                                                  ---------------------------------------

Income before income taxes                          4,008,152     4,100,045     2,349,959
Provision for income taxes                          1,453,000     1,558,017       891,648
                                                  ---------------------------------------
Net income                                        $ 2,555,152   $ 2,542,028   $ 1,458,311
                                                  =======================================

Net income per share                                    $0.46         $0.47         $0.29
                                                  =======================================
Weighted average number of shares outstanding       5,581,000     5,420,000     5,031,000
                                                  =======================================

See accompanying notes.

                          Checkmate Electronics, Inc.

                       Statements of Shareholders' Equity

                                           Common Stock
                                         -----------------   Additional                    Total
                                          $.01 Par Value       Paid-In      Retained    Shareholders'
                                         Shares     Amount     Capital      Earnings       Equity
                                        -------------------------------------------------------------
Balance at January 1, 1994              4,847,736  $48,477   $20,558,008   $(1,328,791)   $19,277,694
  Exercise of stock options               174,000    1,740       433,260              -       435,000
  Net income                                    -        -             -      1,458,311     1,458,311
                                        -------------------------------------------------------------
Balance at December 31, 1994            5,021,736   50,217    20,991,268        129,520    21,171,005
  Exercise of stock options                62,562      626       351,634              -       352,260
  Net income                                    -        -             -      2,542,028     2,542,028
                                        -------------------------------------------------------------
Balance at December 31, 1995            5,084,298   50,843    21,342,902      2,671,548    24,065,293
  Exercise of stock options               147,508    1,475     1,290,637              -     1,292,112
  Tax benefit related to
    employee stock options                                       392,000              -       392,000
  Net income                                    -        -             -      2,555,152     2,555,152
                                        -------------------------------------------------------------
Balance at December 31, 1996            5,231,806  $52,318   $23,025,539    $ 5,226,700   $28,304,557
                                        =============================================================

See accompanying notes.

                          Checkmate Electronics, Inc.

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                            1996            1995               1994
                                                      ------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  2,555,152     $  2,542,028       $  1,458,311
Adjustments to reconcile net income to net cash
  provided by  (used in) operating activities:
    Depreciation and amortization                        1,427,265        1,020,011            693,364
    Accretion of marketable securities discount             73,438          (53,149)           (66,872)
    Deferred income taxes                                    1,000          371,000            333,000
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,125,049)      (2,802,592)        (2,643,524)
      Inventories                                         (381,548)      (1,793,957)        (3,276,523)
      Prepaid expenses                                    (772,243)          27,781           (159,599)
      Customer deposits                                          -                -           (310,165)
      Accounts payable and accrued liabilities             602,693           79,600            894,363
      Deferred revenue                                     500,069          263,632            (77,860)
                                                      ------------------------------------------------
Net cash provided by (used in) operating activities      2,880,777         (345,646)        (3,155,505)

INVESTING ACTIVITIES
Purchase of property and equipment                      (1,768,150)      (1,851,809)        (1,336,668)
Capitalized software                                      (580,781)        (693,457)          (459,323)
Purchase of investments                                (21,482,527)     (11,100,875)       (25,606,211)
Proceeds from sale of investments                       21,292,488       14,111,977         29,404,962
Other                                                     (139,765)        (158,011)           (72,432)
                                                      ------------------------------------------------
Net cash provided by (used in) investing activities     (2,678,735)         307,825          1,930,328

FINANCING ACTIVITIES
Payments of debt and capital leases                       (168,116)        (182,802)          (182,401)
Proceeds from issuance of common stock                   1,292,112          352,260            435,000
                                                      ------------------------------------------------
Net cash provided by financing activities                1,123,996          169,458            252,599
                                                      ------------------------------------------------

Net increase (decrease) in cash and cash equivalents     1,326,038          131,637           (972,578)
Cash and cash equivalents at beginning of year             878,065          746,428          1,719,006
                                                      ------------------------------------------------
Cash and cash equivalents at end of year              $  2,204,103     $    878,065       $    746,428
                                                      ================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                $     60,619     $     83,913       $    109,159
                                                      ================================================
Cash paid for income taxes                            $  1,025,500     $  1,057,500       $    525,000
                                                      ================================================

See accompanying notes.

                          Checkmate Electronics, Inc.

                         Notes to Financial Statements

                               December 31, 1996


1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Checkmate Electronics, Inc. (the "Company") designs, manufactures and markets point-of-sale payment systems including Magnetic Ink Character Recognition
(MICR) check readers, debit/credit card terminals, electronic signature capture products, MICR analyzers and related products. The Company's products allow data from checks, credit cards, debit cards and other payment cards to be input into and processed by customers' point-of-sale or data processing systems faster and more accurately than manual key entry systems.

Generally, major customers represent companies which have made the decision to utilize the Company's products and have been shipped products for installation in numerous locations. Approximately 28% of the Company's net revenues in the year ended December 31, 1996 was from two customers, accounting for 15% and 13% of net revenues. Approximately 22% of the Company's net revenues in the year ended December 31, 1995 was from one customer. Approximately 24% of the Company's net revenues in the year ended December 31, 1994 was from two customers, accounting for 14% and 10% of net revenues.

The Company performs ongoing credit approvals of its customers. Trade receivables are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company does not anticipate any non-performance by customers in excess of the allowance for doubtful accounts.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

                          Checkmate Electronics, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost plus accrued interest which approximates market value.

INVESTMENTS

Investments are stated at cost plus accrued interest which approximates market value. Approximately $6.9 million and $6.8 million was invested in U.S. Treasury bills at December 31, 1996 and 1995, respectively. These U.S. Treasury bills had initial maturities of six months and are classified as held-to-maturity.

INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consists of amounts assigned to copyrights, patents, trademarks, technology property rights, purchased software and non-compete agreements. Such assets are being amortized on a straight-line basis from five to eleven years, with amortization expense of approximately $250,000, $209,000 and $123,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          Checkmate Electronics, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE

Costs related to internally developed software for new products and subsequent enhancements are only capitalized after the establishment of technological feasibility. Software development costs incurred prior to achieving technological feasibility are considered research and development expenditures and are expensed as incurred. Capitalized costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense was approximately $264,000, $175,000 and $85,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996, and the effect of adoption was not material.

REVENUE RECOGNITION

Revenues are derived from sales of products and related service agreements. Revenues from product sales are recognized at the time of shipment, and revenues from maintenance agreements are deferred and recognized ratably over the life of the related service agreements.

                          Checkmate Electronics, Inc.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and warrants.

2. LONG-TERM DEBT DUE TO RELATED PARTY

 Long-term debt consisted of the following:

                                                                DECEMBER 31
                                                              1996       1995
                                                          ---------------------
        Note payable to a major shareholder and director  $ 349,057   $ 479,696
        Less current portion                                146,353     129,843
                                                          ---------------------
                                                          $ 202,704   $ 349,853
                                                          =====================

An unsecured note payable in the amount of $349,057 at December 31, 1996, originated from an agreement executed between the Company and a major shareholder and director in 1989. Under the terms of the agreement, the Company perfected its rights to certain MICR technology including all worldwide copyrights, patent rights, trademarks, service marks, tradenames and other proprietary rights, and obtained a noncompete agreement with the shareholder (for a period of 11 years following his removal or resignation from the Company's Board of Directors) in exchange for this note payable. The Company is required to make minimum monthly principal and interest payments of $15,000 per month (of which $10,000 is adjusted semi-annually for inflation) or at the Company's option, 5% of monthly sales, if this amount exceeds the minimum monthly payment through March 31, 1999. Payments under the terms of the agreement are not to exceed $1,758,300 (plus adjustments for inflation). The inflation adjustments are charged to

                          Checkmate Electronics, Inc.

2. LONG-TERM DEBT DUE TO RELATED PARTY (CONTINUED)

expense as incurred and amounted to approximately $41,000, $35,000, and $32,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

As of the effective date of the agreement, the Company recorded the net present value of the minimum monthly payments of $15,000, assuming an effective interest rate of 12%, in identifiable intangible assets and long-term debt in the amount of $1,036,000.

During 1996, 1995 and 1994, the Company made total payments of $221,000, $215,000 and $212,000, respectively, to the shareholder under this agreement.

Aggregate maturities of long-term debt consist of the following at December 31, 1996:

          1997               $146,353
          1998                164,964
          1999                 37,740
                             --------
                             $349,057
                             ========

3. Leases

The Company leases property and equipment under certain noncancellable lease agreements. Rental expense was approximately $401,000, $348,000 and $212,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum payments under capital leases and noncancellable operating leases with terms of one year or more consisted of the following at December 31, 1996:

                                                      CAPITAL      OPERATING
                                                       LEASES       LEASES
                                                      ----------------------
      1997                                            $16,008     $283,383
                                                      ----------------------
      Total minimum lease payments                     16,008     $283,383
      Amounts representing interest                     1,674     =========
                                                      ---------
      Present value of future minimum lease payments  $14,334
                                                      =========

                         Checkmate Electronics, Inc.

3. LEASES (CONTINUED)

Property and equipment includes the following amounts for leases that have been capitalized:

                                      DECEMBER 31
                                  1996           1995
                               ------------------------
Equipment                      $ 262,338      $ 262,338
Furniture and fixtures            44,487         44,487
                               ------------------------
                                 306,825        306,825
Less accumulated amortization   (283,894)      (239,068)
                               ------------------------
                               $  22,931      $  67,757
                               ========================

Amortization of leased assets is included in depreciation and amortization expense.

4. STOCK OPTION PLANS

The Company has established two employee stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1993 Stock Option Plan (the "1993 Plan"), as well as a Directors' Stock Option Plan. Under the Plans, options to purchase shares of the Company's Common Stock have been and may be granted to certain directors, officers and key employees at prices not less than market value at date of grant.

The 1988 Plan has been amended to cease granting new options. Options outstanding under the 1988 Plan as of July 23, 1993 may be exercised according to the terms of the option agreements pursuant to which they were granted. Under the 1988 Plan and 1993 Plan, options vest as determined by the Board of Directors on the date of grant, generally over three years. As of December 31, 1996 1,745,000 shares of Common Stock are reserved for issuance under the stock options plans.

                Checkmate Electronics, Inc. Notes to Financial

4. STOCK OPTION PLANS (CONTINUED)

Option activity in the Company's stock option plans follows:


                                                      WEIGHTED
                                                      AVERAGE
                                         NUMBER OF          EXERCISE
                                         OPTIONS             PRICE
                                       -----------------------------
Outstanding at January 1, 1994           494,500        $     6.31
  Granted                                745,000              8.10
  Exercised                             (174,000)             2.50
                                       ---------
Outstanding at December 31, 1994       1,065,500              8.12
  Granted                                498,000             11.06
  Exercised                              (62,562)             5.09
  Canceled                               (45,000)             8.54
                                       ---------
Outstanding at December 31, 1995       1,455,938              9.26
  Granted                                220,000             14.05
  Exercised                             (147,508)             8.77
  Canceled                                (3,500)            13.75
                                       ---------
Outstanding at December 31, 1996       1,524,930        $     9.99
                                       =========

Options exercisable:
  At December 31, 1994                   492,500        $     7.94
  At December 31, 1995                   645,938              8.40
  At December 31, 1996                   820,787              8.94

                Checkmate Electronics, Inc. Notes to Financial

4. STOCK OPTION PLANS (CONTINUED)

The following table summarizes information about options outstanding at December 31, 1996:


                                        Options Outstanding                               Options Exercisable
                        ------------------------------------------------------         --------------------------
                                                  Weighted
                                                   Average            Weighted                           Weighted
     Range of                                     Remaining           Average                            Average
     Exercise               Number               Contractual          Exercise            Number         Exercise
      Prices              Outstanding                Life               Price           Exercisable        Price
----------------        -------------            -----------          --------          -----------      --------
   $2.50-$5.00              14,800                   1.27             $ 4.86              10,800           $ 4.81
    8.00-10.63           1,168,130                   7.37               8.86             769,305             8.73
   11.13-17.25             342,000                   9.24              14.07              40,682            14.10
                        ----------                                                       -------
                         1,524,930                   7.73               9.99             820,787             8.94
                        ==========                                                       =======

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1995 and 1996: risk-free interest rate of 6.0%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .58; and a weighted-average expected life of the option of 4 years.

                Checkmate Electronics, Inc. Notes to Financial

4.  STOCK OPTION PLANS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for 1996 and 1995 was $1,299,000 and $1,856,000, respectively. The pro forma earnings per share for 1996 and 1995 was $0.27 and $0.37, respectively.

Since Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                         Checkmate Electronics, Inc.

5. INCOME TAXES

The provisions for income taxes consist of the following:

                                               YEAR ENDED DECEMBER 31
                                         1996          1995            1994
                                    -----------------------------------------
Current income tax expense:
  Federal                           $1,301,000      $1,073,017       $453,648
  State                                151,000         114,000        105,000
                                    -----------------------------------------
Total current tax expense            1,452,000       1,187,017        558,648
Deferred income tax expense:
  Federal                                1,000         312,000        280,000
  State                                      -          59,000         53,000
                                    -----------------------------------------
Total deferred tax expense               1,000         371,000        333,000
                                    -----------------------------------------
Provision for income taxes          $1,453,000      $1,558,017       $891,648
                                    =========================================

A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                          YEAR ENDED DECEMBER 31
                                              1996                1995                   1994
                                           ----------------------------------------------------
Tax at statutory rate                      $1,363,000          $1,394,017              $798,648
State taxes, net of federal tax benefit       100,000             114,000               105,000
Research and development costs                (51,000)                  -               (53,000)
Other                                          41,000              50,000                41,000
                                           ----------------------------------------------------
Provision for income taxes                 $1,453,000          $1,558,017              $891,648
                                           ====================================================

                         Checkmate Electronics, Inc.

5. INCOME TAXES (CONTINUED)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following:

                                        DECEMBER 31
                                     1996          1995
                                ---------------------------
Deferred tax assets:
  Asset valuation allowances    $   186,000     $   165,000
  Deferred revenue                  406,000         215,000
  Other                              63,000         100,000
                                ---------------------------
Total deferred tax assets           655,000         480,000
Deferred tax liabilities:
  Depreciation                     (625,000)       (582,000)
  Amortization                     (660,000)       (490,000)
  Other                             (19,000)        (56,000)
                                ---------------------------
Total deferred tax liabilities   (1,304,000)     (1,128,000)
                                ---------------------------
Net deferred tax liabilities    $  (649,000)    $  (648,000)
                                ===========================

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, capital lease obligations and long-term debt. Because of the short maturity of cash equivalents, investments, accounts receivable and accounts payable which mature in less than 1 year, the carrying values approximate fair value. The fair value of capital lease obligations and long-term debt is estimated using discounted cash flow analyses based on current market rates, and at December 31, 1996 and 1995 was not materially different from the carrying value.

                         Checkmate Electronics, Inc.

7. DEFINED CONTRIBUTION BENEFIT PLAN

Effective January 1, 1992, the Company adopted the Checkmate Electronics, Inc. 401(k) Plan (the "Plan"), a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan. Participants may contribute up to 15% of their annual compensation to the Plan and receive a 50% matching employer contribution on up to 5% of their annual compensation. Contributions charged to expense were approximately $112,000, $82,000, and $49,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands, except per share data):

                                                QUARTER
                              FIRST       SECOND        THIRD      FOURTH
                             --------------------------------------------
1996:
  Net revenues               $ 7,920     $ 10,669      $ 7,021    $ 9,494
  Gross profit                 3,158        4,459        2,901      4,014
  Net income                     530        1,190          168        667
  Net income per share           .10          .21          .03        .12

                                                QUARTER
                              FIRST       SECOND        THIRD      FOURTH
                             --------------------------------------------
1995:
  Net revenues               $ 6,444      $ 8,304      $ 7,378    $ 7,034
  Gross profit                 2,556        3,364        3,072      2,984
  Net income                     478          823          758        483
  Net income per share           .09          .16          .14        .09

                                 EXHIBIT INDEX

3(i) Articles of Incorporation of the Company (Exhibit 3(i) to the Company's
     Registration Statement on Form S-1, No. 33-67048).

3(ii)  Bylaws of the Company (Exhibit 3(ii) to the Company's Registration
     Statement on Form S-1, No. 33-67048).

4. Specimen form of Common Stock certificate (Exhibit 4 to the Company's Registration Statement on Form S-1, No. 33-67048).

10.1 Lease Agreement dated July 17, 1990, as amended, by and between the Company and ASE North Fulton Associates Joint Venture, for the Company's premises located at 1011 Mansell Road, Suite C, Roswell, Georgia 30076 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-67048).

(a)  Fifth Amendment, dated August 16, 1994, to the Lease Agreement filed as
     Exhibit 10.1 (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the period ending December 31, 1994).

(b)  Sixth Amendment, dated February 10, 1995, to the Lease Agreement filed as
     Exhibit 10.1 and related Termination Agreement dated February 20, 1995 (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1994).

(c)  Seventh Amendment, dated January 18, 1996, to the Lease Agreement filed as
     Exhibit 10.1 and related Termination Agreement dated February 20, 1995 (Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the period ending December 31, 1995).

(d)  Eighth Amendment, dated April 1, 1996, to the Lease Agreement filed as
     Exhibit 10.1 - filed herewith.

10.2 Settlement Agreement dated June 15, 1989, by and among the Company, J. Stanford Spence, Diane M. Spence, Stanford Technologies, Inc., and Dudley
     L. Moore (Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-67048).

10.3 Bill of Sale and Assumption Agreement dated November 23, 1993 by and between the Company and Electronic Signatures Inc. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31,
     1993).

10.4 Executive Compensation Plans and Arrangements:

(a) 1988 Employee Incentive Stock Option Plan (Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-67048).

(b) 1993 Stock Option Plan (Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-67048).

(c) 1994 Directors' Stock Option Plan (Exhibit 10.19(c) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

10.5 Loan Agreement dated December 19, 1994 by and between the Company and NationsBank with respect to a $1,000,000 revolving line of credit (Exhibit
     10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

11.  Statement Regarding Computation of Earnings per Share - filed herewith.

23. Consent of Ernst & Young LLP to incorporation of report of independent auditors into the Company's Registration Statement on Form S-8, No. 33-74646 and No. 33-93520 - filed herewith.

27.  Financial Data Schedule - filed herewith.