Form 10-Q
period 1997-03-31
CHECKMATE ELECTRONICS INC
filed 1997-05-14
CIK 910320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No ___
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                       Outstanding at April 30, 1997
-------------------------------         -----------------------------
  Common Stock, $.01 par value                  5,323,806 shares



                                  Page 1 of 13
                          Index of Exhibits on Page 12

                          CHECKMATE ELECTRONICS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
                               -----------------



                                                              PAGE
PART 1.   FINANCIAL INFORMATION                              NUMBER
                                                             ------

Item 1    Financial Statements (Unaudited):

          Condensed Balance Sheets -- March 31, 1997
                and December 31, 1996                          3

          Condensed Statements of Income -- Three Months
                Ended March 31, 1997 and 1996                  4

          Condensed Statements of Cash Flows -- Three
                Months Ended March 31, 1997 and 1996           5

          Notes to Condensed Financial Statements              6

Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations            7


PART II.   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                     11
INDEX OF EXHIBITS                                              12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CHECKMATE ELECTRONICS, INC.

                           CONDENSED BALANCE SHEETS



                                                  MARCH 31      DECEMBER 31
                                                    1997            1996
                                                -------------   -------------
                                                 (UNAUDITED)        (NOTE)
                                    ASSETS
Current assets:
  Cash and cash equivalents                     $  2,835,467    $  2,204,103
  Investments                                      6,057,070       6,970,297
  Accounts receivable, net                        10,789,826       8,452,736
  Inventories                                      9,393,204       7,869,751
  Deferred tax asset                                 636,000         636,000
  Prepaid expenses                                   170,420         961,296
                                                ------------    ------------
    Total current assets                          29,881,987      27,094,183

Property and equipment                             7,322,946       6,850,633
Accumulated depreciation and amortization         (2,976,624)     (2,718,682)
                                                ------------    ------------
                                                   4,346,322       4,131,951
Other assets                                       2,712,844       2,326,089
                                                ------------    ------------
Total assets                                    $ 36,941,153    $ 33,552,223
                                                ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  3,151,001    $  1,158,081
  Accrued liabilities                              1,318,081       1,368,889
  Deferred revenue                                 1,207,635       1,072,305
  Current portion of long-term obligations           153,040         160,687
                                                ------------    ------------
    Total current liabilities                      5,829,757       3,759,962

Long-term obligations, less current portion          167,093         202,704
Deferred income taxes                              1,285,000       1,285,000
Shareholders' equity:
  Common stock, $.01 par value                        53,138          52,318
  Additional paid-in capital                      23,718,719      23,025,539
  Retained earnings                                5,887,446       5,226,700
                                                ------------    ------------
    Total shareholders' equity                    29,659,303      28,304,557
                                                ------------    ------------
Total liabilities and shareholders' equity      $ 36,941,153    $ 33,552,223
                                                ============    ============

Note: The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                ---------------------------
                                                    1997           1996
                                                ------------    -----------

Net revenues                                    $ 9,505,577     $ 7,919,865

Cost of goods sold                                5,513,146       4,762,492
                                                -----------     -----------

Gross profit                                      3,992,431       3,157,373

Operating expenses:
  Selling, general and administrative             2,674,935       2,106,615
  Research and development                          233,673         148,914
  Depreciation and amortization                     168,140         140,171
                                                -----------     -----------
                                                  3,076,748       2,395,700
                                                -----------     -----------

Operating income                                    915,683         761,673

Interest income, net                                 85,063          80,430
                                                -----------     -----------

Income before income taxes                        1,000,746         842,103
Income taxes                                        340,000         312,000
                                                -----------     -----------
Net income                                      $   660,746     $   530,103
                                                ===========     ===========

Net income per share                            $      0.12     $      0.10
                                                ===========     ===========

Weighted average number of
 shares outstanding                               5,697,000       5,567,000
                                                ===========     ===========


See notes to condensed financial statements

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                           MARCH 31
                                                ----------------------------
                                                   1997             1996
                                                -----------     ------------
Net cash provided by (used in)
 operating activities                           $   (5,355)     $ 1,555,191

Investing activities:
  Purchase of marketable securities                     --       (5,612,632)
  Proceeds from sales of marketable securities     974,975        5,385,050
  Purchase of property and equipment              (472,314)        (378,233)
  Capitalized software                            (271,013)        (202,810)
  Other                                           (245,671)         (24,006)
                                                ----------      -----------
Net cash used in investing activities              (14,023)        (832,631)

Financing activities:
  Payments on long-term obligations                (43,258)         (41,959)
  Proceeds from exercise of stock options          694,000           95,500
                                                ----------      -----------
Net cash provided by financing activities          650,742           53,541
                                                ----------      -----------

Net increase in cash and cash equivalents          631,364          776,101
Cash and cash equivalents at beginning of
 period                                          2,204,103          878,065
                                                ----------      -----------
Cash and cash equivalents at end of period      $2,835,467      $ 1,654,166
                                                ==========      ===========


See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any interim period.


2.  INVENTORIES

Inventories are summarized by class as follows:


                                  MARCH 31        DECEMBER 31
                                    1997             1996
                                -------------    --------------

    Finished goods                 $1,237,600        $1,364,740
    Work in process                 2,162,833           107,275
    Raw materials and supplies      5,992,771         6,397,736
                                -------------    --------------
                                   $9,393,204        $7,869,751
                                =============    ==============


3.   NEW ACCOUNTING PRONOUNCEMENTS

In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted.

Pro forma basic and diluted earnings per share for the quarters ended March 31, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:

                                        THREE MONTHS ENDED MARCH 31
                                        ---------------------------
                                           1997             1996
                                        ---------         ---------

Basic earnings per share                    $0.13             $0.10
Diluted earnings per share                  $0.12             $0.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     The following table sets forth certain items derived from the Company's statements of income:

                                                                  THREE MONTHS ENDED MARCH 31
                                        -----------------------------------------------------------------------------
                                                      1997                                       1996
                                        ----------------------------------         ----------------------------------
                                                              PERCENT                                     PERCENT
                                                               OF NET                                      OF NET
                                          AMOUNT              REVENUES               AMOUNT               REVENUES
                                        ----------------------------------         ----------------------------------
Net revenues                               $9,506               100.0%                $7,920                100.0%
Cost of goods sold                          5,513                58.0                  4,762                 60.1
                                        ----------------------------------         ----------------------------------
Gross profit                                3,993                42.0                  3,158                 39.9
Operating expenses:
   Selling, general and
      administrative                        2,675                28.1                  2,107                 26.6
   Research and development                   234                 2.5                    149                  1.9
   Depreciation and amortization              168                 1.8                    140                  1.8
                                        ----------------------------------         ----------------------------------
Total operating expenses                    3,077                32.4                  2,396                 30.3
                                        ----------------------------------         ----------------------------------
Operating income                              916                 9.6                    762                  9.6
Interest income, net                           85                 0.9                     80                  1.0
                                        ----------------------------------         ----------------------------------
Income before income taxes                  1,001                10.5                    842                 10.6
Provision for income taxes                    340                 3.5                    312                  3.9
                                        ----------------------------------         ----------------------------------
Net income                                 $  661                 7.0%                $  530                  6.7%
                                        ==================================         ==================================

Net revenues by product:
Check readers                              $4,147                43.6%                $3,878                 49.0%
Debit/credit card terminals                 4,233                44.5                  3,403                 43.0
Signature capture devices                     205                 2.2                     22                  0.3
Service and other                             921                 9.7                    617                  7.7
                                        ----------------------------------         ----------------------------------
                                           $9,506               100.0%                $7,920                100.0%
                                        ==================================         ==================================

     Any trends that may be derived from the above table are not necessarily indicative of the Company's future operations.

     Net revenues increased 20.0% in the three months ended March 31, 1997 as compared to the same period in 1996. Growth in net revenues in 1996 primarily was generated by the newer debit/credit card terminals, which contributed 44.5% of net revenues and increased by 24.4% over 1996 levels. Sales of check readers also increased in 1997 over 1996, generating a 6.9% improvement in net revenues between the periods.

     Cost of goods sold as a percentage of net revenues was 58.0% in the three months ended March 31, 1997, down from 60.1% in the 1996 period. The primary factor in the improvement from 1996 to 1997 was lower material costs per unit. The Company implemented cost reduction programs in 1996 which have begun to reflect positively on gross margins. Slight decreases in per unit sales prices were more than offset by the lower unit costs from a material standpoint. The Company anticipates that cost of goods sold will be affected in the future by changes in product mix as well as by selling price and unit cost changes, among other factors.

     Selling, general and administrative expenses increased 27.0% over the first quarter of 1996, driven by the focus on improving sales coverage and marketing efforts. Additional personnel costs were incurred in the information systems, human resources and product management areas to support existing personnel and planned growth in revenues and resources. The Company expects to expand its selling, general and administrative expenditures through the remainder of 1997 to meet its anticipated growth in net revenues and new product development.

     Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor costs. A summary of product development efforts is as follows:


                                           Three Months Ended
                                                 March 31
                                        -----------------------
                                             1997        1996
                                        -----------  ----------

Gross product development expenditures    $ 505,000   $ 352,000

Capitalized software development costs     (271,000)   (203,000)
                                        -----------  ----------

Net research and development expense        234,000     149,000

Amortization of previously capitalized
 costs                                       80,000      59,000
                                        -----------  ----------
Total expense                             $ 314,000   $ 208,000
                                        ===========  ==========

Product development as a percent of net
 revenues:

    Gross expenditures                          5.3%        4.4%

    Net expense                                 2.5%        1.9%

    Total expense                               3.3%        2.6%


     The increases in the dollar amounts of product development expenditures resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. Checkmate expects to continue to increase product development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

     Depreciation and amortization expenses increased 20.0% in 1997, remaining consistent at 1.8% of net revenues. The increase in the dollar amount in 1997 primarily resulted from capital expenditures associated with the growth in personnel and improvements in information systems.

     Interest income, net increased 5.8% in 1997 due to higher average investments outstanding.

     The effective tax rate was 34.0% in 1997 and 37.0% in 1996. The decrease in the effective tax rate in 1997 was due to a lower effective state tax rate.

     Net income increased 24.6% in 1997 and earnings per share increased 20.0% in the same period. The weighted average number of shares outstanding increased 2.3% from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $(5,000) in the
three months ended   March 31, 1997 and $1,555,000 in the three months ended
March 31, 1996. The net cash used in operating activities in 1997 was primarily due to increases in accounts receivable and inventories, and was partially offset by a decrease in prepaid expenses and an increase in accounts payable. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale.
The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1997 and 1996 have been caused by successively higher sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

     Net cash used in investing activities was $(14,000) in the three months ended March 31, 1997 and $(833,000) in the three months ended March 31, 1996. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $989,000 and $605,000 in the three months ended March 31, 1997 and 1996, respectively. These uses of net cash were offset by proceeds from the sale of investments of $975,000 in the 1997 period, and were increased by the net purchase of investments of $228,000 in the 1996 period.

     Net cash provided by financing activities was $651,000 in the three months ended March 31, 1997 and $54,000 in the three months ended March 31, 1996. The increase in net cash provided by financing activities in 1997 was due to an increase in proceeds from the exercise of stock options, primarily by the estate of a former employee.

     The Company's working capital position was $24,052,000 at March 31, 1997. The Company had no material commitments for capital expenditures as of March 31, 1997. During the remainder of 1997, the Company anticipates that it will spend approximately $4,000,000 for capital expenditures, including additions to capitalized software. The Company believes that its strong working capital position at March 31, 1997, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits.  The following exhibits are filed as part of this report:


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
  10.1 Lease Agreement dated February 5, 1997 by and between the Company and ASC North Fulton Associates Joint Venture, for the Company's premises located at 1335 Northmeadow Parkway, Roswell, Georgia 30076.

  11.         Statement re Computation of Per Share Earnings

  27.         Financial Data Schedule

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CHECKMATE ELECTRONICS, INC.
                                       (Registrant)



Date:  April 30, 1997           /s/Jerry P. Malec
                                -------------------------------------
                                Jerry P. Malec
                                President and
                                Chief Executive Officer
                                (Duly Authorized Officer)



Date:  April 30, 1997           /s/ John J. Neubert
                                -------------------------------------
                                John J. Neubert
                                Chief Operating Officer,
                                Chief Financial Officer and
                                Senior Vice President

                               INDEX OF EXHIBITS



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

  10.1 Lease Agreement dated February 5, 1997 by and between the Company and ASC North Fulton Associates Joint Venture, for the Company's premises located at 1335 Northmeadow Parkway, Roswell, Georgia, 30076

  11            Statement re Computation of Per Share Earnings

  27            Financial Data Schedule