Form 10-Q
period 1997-06-30
CHECKMATE ELECTRONICS INC
filed 1997-08-13
CIK 910320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                              Outstanding at July 30, 1997
----------------------------------           ----------------------------
   Common Stock, $.01 par value                    5,368,638 shares



                                  Page 1 of 14
                          Index of Exhibits on Page 13

                          CHECKMATE ELECTRONICS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                       NUMBER
                                                                      ------
Item 1         Financial Statements (Unaudited):

               Condensed Balance Sheets -- June 30, 1997
                     and December 31, 1996                             3

               Condensed Statements of Operations -- Three Months
                     and Six Months Ended June 30,1997 and 1996        4


               Condensed Statements of Cash Flows -- Six
                     Months Ended June 30, 1997 and 1996               5

               Notes to Condensed Financial Statements                 6

Item 2         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7


PART II.   OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders    11

Item 6         Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                            12
INDEX OF EXHIBITS                                                     13

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          CHECKMATE ELECTRONICS, INC.

                           CONDENSED BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  1997             1996
                                                              --------------    ------------
                                                               (Unaudited)        (Note)
                                    ASSETS
Current assets:
 Cash and cash equivalents                                       $ 1,734,221    $ 2,204,103
 Investments                                                       5,991,841      6,970,297
 Accounts receivable, net                                          6,868,912      8,452,736
 Inventories                                                      13,655,514      7,869,751
 Deferred tax asset                                                  650,514        636,000
 Prepaid expenses                                                    143,779        961,296
                                                               --------------    ------------
     Total current assets                                         29,044,781     27,094,183

Property and equipment                                             8,555,056      6,850,633
Accumulated depreciation and amortization                         (3,375,513)    (2,718,682)
                                                               --------------    ------------
                                                                   5,179,543      4,131,951
Other assets                                                       3,024,977      2,326,089
                                                               --------------   -------------
Total assets                                                     $37,249,301    $33,552,223
                                                               ==============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 4,863,783    $ 1,158,081
  Accrued liabilities                                                659,282      1,368,889
  Deferred revenue                                                 1,137,339      1,072,305
  Current portion of long-term obligations                           153,040        160,687
                                                               --------------   -------------
    Total current liabilities                                      6,813,444      3,759,962


Long-term obligations, less current portion                          125,214        202,704
Deferred income taxes                                              1,285,000      1,285,000
Shareholders' equity:
 Common stock, $.01 par value                                         53,692         52,318
 Additional paid-in capital                                       24,223,605     23,025,539
 Retained earnings                                                 4,748,346      5,226,700
                                                               --------------   -------------
   Total shareholders' equity                                     29,025,643     28,304,557
                                                               --------------   -------------
Total liabilities and shareholders' equity                       $37,249,301    $33,552,223
                                                               =============    =============


Note: The condensed balance sheet at December 31, 1996 has been derived from the audited finanicals statements of the Company at that date but does not include all the information required by generally accepted accounting principles for complete financial statements

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   JUNE 30,                                   JUNE 30,
                                                     -----------------------------------     ---------------------------------------

                                                            1997                1996                  1997                1996
                                                     -----------------------------------     ---------------------------------------

Net revenues                                         $       5,074,513     $  10,668,855     $       14,580,090       $ 18,588,720

Cost of goods sold                                           3,242,280         6,209,375              8,755,426         10,971,867
                                                     -----------------     -------------     ------------------       ------------
Gross profit                                                 1,832,233         4,459,480              5,824,664          7,616,853

Operating expenses:
  Selling, general and administrative                        3,121,356         2,349,892              5,796,291          4,456,507
  Research and development                                     305,198           157,562                538,871            306,476
  Depreciation and amortization                                225,270           150,051                393,410            290,222
                                                     -----------------     -------------     ------------------       ------------

                                                             3,651,824         2,657,505              6,728,572          5,053,205
                                                     -----------------     -------------     ------------------       ------------
Operating income (loss)                                     (1,819,591)        1,801,975               (903,908)         2,563,648

Interest income, net                                            85,491            85,997                170,554            166,427
                                                     -----------------     -------------     ------------------       ------------

Income (loss) before income taxes                            (1,734,100)       1,887,972               (733,354)         2,730,075
Income taxes                                                   (595,000)         698,000               (255,000)         1,010,000
                                                     ------------------    -------------     ------------------       ------------
Net income (loss)                                    $       (1,139,100)   $   1,189,972     $         (478,354)      $  1,720,075
                                                     ==================    =============     ==================       ============

Net income (loss) per share                          $            (0.21)   $        0.21     $            (0.09)      $       0.31
                                                     ==================    =============     ==================       ============
Weighted average number of
  shares outstanding                                          5,354,000        5,606,000              5,306,000          5,586,000
                                                     ==================    =============     ==================       ============

See notes to condensed financial statements

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ------------------------------
                                                                           1997         1996
                                                                     -------------  ---------------
Net cash provided by operating activities                            $     188,204  $  1,685,177


Investing activities:
   Purchases of marketable securities                                   (5,958,703) (11,481,898)
   Proceeds from sales of marketable securities                          6,923,414   11,271,867
   Purchases of property and equipment                                  (1,704,423)    (843,658)
   Capitalized software                                                   (712,152)    (382,582)
   Other                                                                  (320,525)    (103,831)
                                                                     -------------  -----------
Net cash used in investing activities                                   (1,772,389)  (1,540,102)

Financing activities:
   Payments on long-term obligations                                       (85,137)     (83,092)
   Proceeds from exercise of stock options                               1,199,440      585,200
                                                                     -------------  -----------
Net cash provided by financing activities                                1,114,303      502,108
                                                                     -------------  -----------

Net increase (decrease) in cash and cash equivalents                      (469,882)     647,183
Cash and cash equivalents at beginning of period                         2,204,103      878,065
                                                                     -------------  -----------
Cash and cash equivalents at end of period                           $   1,734,221  $ 1,525,248
                                                                     =============  ===========

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any interim period.


2.  INVENTORIES

Inventories are summarized by class as follows:

                                      MARCH 31         DECEMBER 31
                                        1997             1996
                                   ---------------   ---------------

     Finished goods                   $ 3,888,052        $1,364,740
     Work in process                    2,459,786           107,275
     Raw materials and supplies         7,307,676         6,397,736
                                    --------------   ---------------
                                      $13,655,514        $7,869,751
                                    ==============   ===============

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

Pro forma basic and diluted earnings per share for the quarters ended June 30, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30                           JUNE 30
                                                          ----------------------------------    ---------------------------
                                                                 1997             1996              1997          1996
                                                          -----------------  ---------------    ------------  -------------

     Basic earnings per share                                   $  (0.21)          $ 0.23           $ (0.09)       $ 0.34
     Diluted earnings per share                                 $  (0.21)          $ 0.21           $ (0.09)       $ 0.31

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

 RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

     The following table sets forth certain items derived from the Company's statements of operations:


                                        THREE MONTHS ENDED JUNE 30                           SIX MONTHS ENDED JUNE 30
                               -----------------------------------------------       ------------------------------------------
                                        1997                  1996                         1997                      1996
                               ----------------------   ----------------------       --------------------    ------------------
                                   AMOUNT       %         AMOUNT     %                 AMOUNT       %          AMOUNT     %
                               ----------------------   ----------------------       --------------------    ------------------
Net revenues                        $ 5,074    100.0 %     $10,669   100.0 %            $14,580     100.0 %   $18,589   100.0 %
Cost of goods sold                    3,242     63.9         6,210    58.2                8,755      60.1      10,972    59.0
                               ----------------------   ----------------------       --------------------    ------------------
Gross profit                          1,832     36.1         4,459    41.8                5,825      39.9       7,617    41.0
Operating expenses:
   Selling, general and
      administrative                  3,121     61.5         2,350    22.0                5,796      39.7       4,457    24.0
   Research and
      development                       305      6.0           157     1.5                  539       3.7         306     1.6
   Depreciation and
      amortization                      225      4.5           150     1.4                  393       2.7         290     1.6
                               ----------------------   ----------------------       --------------------    ------------------
Total operating
   expenses                           3,651     72.0         2,657    24.9                6,728      46.1       5,053    27.2
                               ----------------------   ----------------------       --------------------    ------------------
Operating income
    (loss)                           (1,819)   (35.9)        1,802    16.9                 (903)     (6.2)      2,564    13.8
Interest income, net                     85      1.7            86     0.8                  170       1.2         166     0.9
                               ----------------------   ----------------------       --------------------    ------------------
Income (loss)  before
   income taxes                      (1,734)   (34.2)        1,888    17.7                 (733)     (5.0)      2,730    14.7
Provision for income
   taxes                               (595)   (11.7)          698     6.5                 (255)     (1.7)      1,010     5.4
                               ----------------------   ----------------------       --------------------    ------------------
Net income (loss)                   $(1,139)   (22.4)%     $ 1,190    11.2 %            $  (478)     (3.3)%   $ 1,720     9.3 %
                               ======================   ======================       ====================    ==================

Net revenues by product:

Check readers                       $ 1,996     39.3 %     $ 5,487    51.4 %            $ 6,110      41.9 %   $ 9,365    50.4 %
Debit/credit card
   terminals                          1,419     28.0         3,820    35.8                5,646      38.7       7,223    38.9
Combination units                       703     13.9           299     2.8                1,024       7.0         337     1.8
Signature capture
   devices                              234      4.6           589     5.5                  439       3.0         611     3.3
Service and other                       722     14.2           474     4.5                1,361       9.4       1,053     5.6
                               ----------------------   ----------------------       --------------------    ------------------
                                    $ 5,074    100.0 %     $10,669   100.0 %            $14,580     100.0%    $18,589   100.0 %
                               ======================   ======================       ====================    ==================

     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Net revenues decreased 52.4% in the three months ended June 30, 1997 as compared to the same period in 1996. The decline in net revenues in 1997 was experienced in sales of check readers, debit/credit card terminals, and signature capture devices. These products generally are sold to major retailers, and management believes that these retailers have delayed their buying decisions for the near term. Management believes this delay is temporary in nature, but can make no assurances regarding its duration. Revenues from the combination unit were the highest in the product's history, increasing 135.1% and 203.9%, respectively, over the three and six months ended June 30, 1996. Similarly, service revenues continued to show strong growth in the three and six month periods.

     Cost of goods sold as a percentage of net revenues was 63.9% in the three months ended June 30, 1997, compared to 58.2% in the 1996 period. The primary factor in the increase of this percentage from 1996 to 1997 was lower revenues. The Company anticipates that cost of goods sold will be affected in the future by changes in product mix as well as by net revenue generated by selling price and unit cost changes, among other factors.

     Selling, general and administrative expenses increased 32.8% over the second quarter of 1996, due primarily to higher personnel costs in sales, engineering, information systems and human resources areas, as well as the recording of severance expense in 1997. During the quarter, the Company recorded severance expense of $375,000 to provide for expenditures in connection with the severance arrangements for the Company's former President and Chief Executive Officer.

     Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor. A summary of product development efforts is as follows:

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       ------------------------------   ------------------------------
                                                             1997            1996               1997          1996
                                                       --------------- --------------   ---------------- -------------
Gross product development  expenditures                   $ 746,000       $ 338,000         $1,251,000      $ 689,000
Capitalized software development costs                     (441,000)       (180,000)          (712,000)     (383,000)
                                                       --------------- --------------   ---------------- -------------
Net research and development expense                        305,000         158,000            539,000       306,000
Amortization of previously capitalized costs                105,000          71,000            185,000       130,000
                                                       --------------- --------------   ---------------- -------------
Total expense                                             $ 410,000       $ 229,000         $  724,000     $ 436,000
                                                       =============== ==============   ================ =============
Product development as a percent of net revenues:
    Gross expenditures                                       14.7%           3.2%               8.6%          3.7%
    Net expense                                               6.0%           1.5%               3.7%          1.6%
    Total expense                                             8.1%           2.1%               5.0%          2.3%

     The increase in the dollar amount of product development expenditures resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. The Company expects to continue to increase product development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

     Depreciation and amortization expenses increased to 6.0% of net revenues in the second quarter of 1997 from 1.5% of net revenues in the prior period. The increase in the dollar amount in 1997 resulted from capital expenditures associated with the growth in personnel and improvements in information systems. The increase in the percent of net revenues is due to the increase in the dollar amount of the expense, as well as a lower revenue base.

     Interest income, net was consistent between periods.

     The effective tax rate was 34.3% in the second quarter of 1997 and 37.0% in 1996. The decrease in the effective tax rate in 1997 was due primarily to a lower effective state tax rate.

     The above factors resulted in the Company recording a net loss for the three and six months ended June 30, 1997, compared to net income for the prior year periods. The weighted average number of shares outstanding decreased 4.5% from 1996 to 1997 due to the exclusion of stock options from the computation of weighted average shares outstanding, since including these items would have the effect of decreasing the loss per share as reported.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $188,000 in the three months ended June 30, 1997 and $1,685,000 in the three months ended June 30, 1996. The net cash provided by operating activities in 1997 was primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1997 and 1996 have been caused by anticipated increases in sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

     Net cash used in investing activities was $1,772,000 in the three months ended June 30, 1997 and $1,540,000 in the three months ended June 30, 1996. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $2,737,000 and $1,330,000 in the three months ended June 30, 1997 and 1996, respectively. These uses of net cash were offset by proceeds from the sale of investments of $965,000 in 1997, and were increased by the net purchase of investments of $210,000 in 1996.

     Net cash provided by financing activities was $1,114,000 in the three months ended June 30, 1997 and $502,000 in the three months ended June 30, 1996. The increase in net cash provided by financing activities in 1997 was due to the exercise of stock options, primarily by the estate of a former employee.

     The Company's working capital position was $22,231,000 at June 30, 1997. The Company had no commitments for material capital expenditures as of June 30, 1997. During the remainder of 1997, the Company anticipates that it will spend approximately $2,000,000 for capital expenditures, including additions to capitalized software. The Company believes that its working capital position at June 30, 1997, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

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

     The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, the Company's reliance on check readers in its product mix; the

Company's dependence on its limited suppliers and manufacturers of component parts of its products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; the Company's dependence on its proprietary technologies (which may be independently developed by competitors); the Company's dependence on a small number of large retail customers; the potential fluctuation in financial results as a result of the Company's inability to make sales to large customers as well as the volume and timing of orders received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; and, the Company's dependence on key personnel.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Annual Meeting of Shareholders was held on Monday, May 19, 1997, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

     (a) Votes cast for or withheld regarding the election of six Directors for a term expiring at the next Annual Meeting of Shareholders were as follows:

                                               FOR          WITHHELD
                                               ---          --------

               James W. Crowley                4,204,954        10,090
               Jerry P. Malec                  4,204,854         9,190
               John J. Neubert                 4,204,854         9,190
               Frank C. Peters                 4,204,954        10,090
               J. Stanford Spence              4,204,854         9,190
               Howard W. Yenke                 4,204,954        10,090

         (b) Votes cast for or withheld regarding the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997 were 4,215,044 shares voted for the proposal, and none withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.  The following exhibit is filed as part of this report:
         ---------

EXHIBIT NO.              DESCRIPTION
----------               -----------


 11.                 Statement re Computation of Per Share Earnings


(b)      Reports on Form 8-K.  No Current Reports on Form 8-K were filed by the
         --------------------
         Company during the quarter ended June 30, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CHECKMATE ELECTRONICS, INC.
                                                         (Registrant)


Date:  August 12, 1997                         /s/ J. Stanford Spence
                                               ------------------------------
                                               J. Stanford Spence
                                               Chairman, President and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)


Date:  August 12, 1997                         /s/ John J. Neubert
                                               ------------------------------
                                               John J. Neubert
                                               Chief Operating Officer,
                                               Chief Financial Officer and
                                               Senior Vice President
                                               (Principal Financial Officer)

                               INDEX OF EXHIBITS


   EXHIBIT
   -------
     NO.       DESCRIPTION
               -----------

     11        Statement re Computation of Per Share Earnings

     27        Financial Data Schedule