Form 10-Q
period 1997-09-30
CHECKMATE ELECTRONICS INC
filed 1997-11-14
CIK 910320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Transition Period from ________ to ________

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
                                 ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                         Outstanding at November 7, 1997
          -----                         -------------------------------
   Common Stock, $.01 par value                5,400,188 shares



                                  Page 1 of 14
                          Index of Exhibits on Page 13

                          CHECKMATE ELECTRONICS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               Table of Contents
                               -----------------


                                                                          Page
PART 1.   FINANCIAL INFORMATION                                          Number
                                                                         ------

Item 1        Financial Statements (Unaudited):

              Condensed Balance Sheets -- September 30, 1997
                  and December 31, 1996                                      3

              Condensed Statements of Operations -- Three Months and
                  Nine Months Ended September 30, 1997 and 1996              4

              Condensed Statements of Cash Flows -- Nine
                  Months Ended September 30, 1997 and 1996                   5

              Notes to Condensed Financial Statements                        6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7

Item 3        Quantitative and Qualitative Disclosure About Market Risk    N/A


PART II.   OTHER INFORMATION

Item 2        Changes in Securities and Use of Proceeds                      11

Item 6        Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                   12

INDEX OF EXHIBITS                                                            13

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CHECKMATE ELECTRONICS, INC.

                           CONDENSED BALANCE SHEETS

                                           September 30,  December 31,
                                               1997           1996
                                           -------------  -------------
                                           (Unaudited)       (Note)
                  ASSETS
Current assets:
  Cash and cash equivalents                 $   473,169    $ 2,204,103
  Investments                                 5,066,067      6,970,297
  Accounts receivable, net                    8,819,954      8,452,736
  Inventories                                14,081,713      7,869,751
  Deferred tax asset                            650,514        636,000
  Prepaid expenses                              114,152        961,296
                                            -----------    -----------
      Total current assets                   29,205,569     27,094,183

Property and equipment                        9,020,994      6,850,633
Accumulated depreciation and amortization    (3,709,386)    (2,718,682)
                                            -----------    -----------
                                              5,311,608      4,131,951
Other assets                                  3,297,719      2,326,089
                                            -----------    -----------
Total assets                                $37,814,896    $33,552,223
                                            ===========    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $4,080,931     $1,158,081
   Accrued liabilities                        1,724,026      1,368,889
   Deferred revenue                           1,053,585      1,072,305
   Current portion of long-term obligations     146,534        160,687
                                            -----------    -----------
      Total current liabilities               7,005,076      3,759,962

Long-term obligations, less current portion     100,213        202,704
Deferred income taxes                         1,285,000      1,285,000
Shareholders' equity:
  Common stock, $.01 par value                   54,007         52,318
  Additional paid-in capital                 24,471,289     23,025,539
  Retained earnings                           4,899,311      5,226,700
                                            -----------    -----------
     Total shareholders' equity              29,424,607     28,304,557
                                            -----------    -----------
Total liabilities and shareholders' equity  $37,814,896    $33,552,223
                                            ===========    ===========


Note: The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended          Nine months ended
                                           September 30,               September 30,
                                    --------------------------  -----------------------------
                                        1997         1996           1997           1996
                                    --------------------------  -----------------------------
Net revenues                         $8,831,357    $7,020,911    $23,411,447    $25,609,631

Cost of goods sold                    5,637,990     4,119,632     14,393,416     15,091,499
                                     ----------    ----------    -----------    -----------

Gross profit                          3,193,367     2,901,279      9,018,031     10,518,132

Operating expenses:
  Selling, general and
    administrative                    2,542,500     2,471,098      8,338,791      6,927,605
  Research and development              302,119       117,360        840,990        423,836
  Depreciation and amortization         194,256       153,255        587,666        443,477
                                     ----------    ----------    -----------    -----------
                                      3,038,875     2,741,713      9,767,447      7,794,918
                                     ----------    ----------    -----------    -----------

Operating income (loss)                 154,492       159,566       (749,416)     2,723,214

Interest income, net                     77,473       107,068        248,027        273,498
                                     ----------    ----------    -----------    -----------

Income (loss) before income taxes       231,965       266,634       (501,389)     2,996,712
Income taxes                             81,000        99,000       (174,000)     1,109,000
                                     ----------    ----------    -----------    -----------
Net income (loss)                    $  150,965    $  167,634    $  (327,389)   $ 1,887,712
                                     ==========    ==========    ===========    ===========

Net income (loss) per share          $     0.03    $     0.03    $     (0.06)   $      0.34
                                     ==========    ==========    ===========    ===========
Weighted average number of
  shares outstanding                  5,408,000     5,656,000      5,336,000      5,609,000
                                     ==========    ==========    ===========    ===========

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                        1997          1996
                                                    ------------  -------------
Operating activities:
Net income (loss)                                   $  (327,389)   $ 1,887,712
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                       1,528,564      1,068,514
  Accretion of marketable securities discount           (48,551)        18,707
  Deferred income taxes                                 (14,514)             -
  Changes in operating assets and liabilities:
   Accounts receivable                                 (367,218)       781,233
   Inventories                                       (6,211,962)    (3,154,630)
   Prepaid expenses                                     852,327        (30,919)
   Accounts payable and accrued liabilities           3,277,987        869,457
   Deferred revenue                                     (18,720)       585,933
                                                    -----------    -----------
Net cash provided by (used in) operating activities  (1,329,476)     2,026,007


Investing activities:
Purchases of marketable securities                   (5,958,703)   (15,522,006)
Proceeds from sales of marketable securities          7,911,484     15,333,516
Purchases of property and equipment                  (2,170,361)    (1,260,109)
Capitalized software                                 (1,020,719)      (453,001)
Other                                                  (493,954)      (166,746)
                                                    -----------    -----------
Net cash used in investing activities                (1,732,253)   (2,068,346)

Financing activities:
Payments on long-term obligations                      (116,644)      (126,401)
Proceeds from exercise of stock options               1,447,439      1,188,112
                                                    -----------    -----------
Net cash provided by financing activities             1,330,795      1,061,711
                                                    -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                         (1,730,934)     1,019,372
Cash and cash equivalents at beginning of period      2,204,103        878,065
                                                    -----------    -----------
Cash and cash equivalents at end of period          $   473,169    $ 1,897,437
                                                    ===========    ===========

See notes to condensed financial statements.

                          CHECKMATE ELECTRONICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                               SEPTEMBER 30, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any interim period.


2. INVENTORIES

Inventories are summarized by class as follows:

                                   SEPTEMBER 30,     DECEMBER 31,
                                       1997              1996
                                  ---------------   --------------

      Finished goods                  $ 2,825,063       $1,364,740
      Work in process                   2,179,102          107,275
      Raw materials and supplies        9,077,548        6,397,736
                                  ---------------   --------------
                                      $14,081,713       $7,869,751
                                  ===============   ==============

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

Pro forma basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                        ------------------------------------     --------------------------------------
                                              1997                1996                 1997                  1996
                                        ----------------     ---------------     ----------------      ----------------
Basic earnings (loss) per share                $0.03               $0.03               $(0.06)                $0.37
Diluted earnings (loss) per share              $0.03               $0.03               $(0.06)                $0.33


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations - Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

     The following table sets forth certain items derived from the Company's statements of operations:

                           THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                       ------------------------------------------------------------------------------
                               1997                1996                1997                 1996
                       ------------------   -----------------   ------------------   ----------------
                         Amount      %       Amount      %        Amount      %       Amount      %
                       ------------------   -----------------   ------------------   ----------------
Net revenues              $8,831   100.0%     $7,021   100.0%    $23,411    100.0%    $25,610   100.0%
Cost of goods sold         5,638    63.8       4,120    58.7      14,393     61.5      15,092    58.9
                          ------   -----      ------   -----     -------    -----     -------   -----
Gross profit               3,193    36.2       2,901    41.3       9,018     38.5      10,518    41.1
Operating expenses:
   Selling, general and
      administrative       2,542    28.8       2,471    35.2       8,338     35.6       6,928    27.1
   Research and
      development            302     3.4         118     1.7         841      3.6         424     1.7
   Depreciation and
      amortization           194     2.2         153     2.2         587      2.5         443     1.7
                          ------   -----      ------   -----     -------    -----     -------   -----
Total operating
   expenses                3,038    34.4       2,742    39.1       9,766     41.7       7,795    30.5
                          ------   -----      ------   -----     -------    -----     -------   -----
Operating income
    (loss)                   155     1.8         159     2.2        (748)    (3.2)      2,723    10.6
Interest income, net          77     0.8         108     1.6         247      1.1         274     1.1
                          ------   -----      ------   -----     -------    -----     -------   -----
Income (loss)  before
   income taxes              232     2.6         267     3.8        (501)    (2.1)      2,997    11.7
Provision for income
   taxes (benefit)            81     0.9          99     1.4        (174)    (0.7)      1,109     4.3
                          ------   -----      ------   -----     -------    -----     -------   -----
Net income (loss)         $  151     1.7%     $  168     2.4%    $  (327)    (1.4)%   $ 1,888     7.4%
                          ======   =====      ======   =====     =======    =====     =======   =====

Net revenues by product:

Check readers             $4,043    45.8%     $3,496    49.8%    $10,153     43.3%    $12,861    50.2%
Debit/credit card
   terminals               3,348    37.9       2,253    32.1       8,994     38.4       9,476    37.0
Combination units            270     3.1          24     0.3       1,294      5.5         361     1.4
Signature capture
   devices                   410     4.6         679     9.7         849      3.6       1,290     5.0
Service and other            760     8.6         569     8.1       2,121      9.2       1,622     6.4
                          ------   -----      ------   -----     -------    -----     -------   -----
                          $8,831   100.0%     $7,021   100.0%    $23,411    100.0%    $25,610   100.0%
                          ======   =====      ======   =====     =======    =====     =======   =====

     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Net revenues increased 25.8% in the three months and decreased 8.6% in the nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in net revenues in the third quarter of 1997 was experienced primarily in sales of check readers and debit/credit card terminals. Check reader revenues increased 15.6% in the third quarter due to shipments to a greater number of mid-sized accounts, while debit/credit card terminal revenues increased 48.6% due to large shipments to major retailers, one of which purchased the new CM 2100 terminal. The decrease in net revenues in the first nine months of 1997 is attributable to lower net revenues for both of these products due to delays in purchasing by major retailers in the second quarter of 1997.

     Cost of goods sold as a percentage of net revenues was 63.8% in the three months and 61.5% in the nine months ended September 30, 1997, compared to 58.7% in the three months and 58.9% in the nine months ended September 30, 1996. The primary factor in the increases of this percentage from the 1996 periods to the 1997 periods was selling price pressure from major retailers and inefficiencies associated with start-up production of the new CM 2100 terminal. The Company anticipates that cost of goods sold as a percentage of net revenues will be affected in the future by changes in product mix, selling prices and unit costs among other factors.

     Selling, general and administrative expenses increased 2.9% over the third quarter of 1996 and 20.4% over the 1996 year-to-date period. The increases are due primarily to higher personnel costs in sales and engineering as a result of increased hiring, as well as the recording of a one-time severance expense in the second quarter of 1997.

     Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor. A summary of product development efforts is as follows:

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                             --------------------------------     -----------------------------------
                                                   1997              1996                1997                1996
                                             --------------    --------------     ----------------    ---------------
Gross product development expenditures            $ 611,000          $188,000          $ 1,862,000          $ 877,000
Capitalized software development costs             (309,000)          (70,000)          (1,021,000)          (453,000)
                                             --------------    --------------     ----------------    ---------------
Research and development expense                    302,000           118,000              841,000            424,000
Amortization of previously capitalized costs        120,000            71,000              305,000            200,000
                                             --------------    --------------     ----------------    ---------------
Total expense                                     $ 422,000          $189,000          $ 1,146,000          $ 624,000
                                             ==============    ==============     ================    ===============
Product development as a percent of net revenues:
    Gross expenditures                                  6.9%              2.7%                 8.0%               3.4%
    Research and development expense                    3.4%              1.7%                 3.6%               1.7%
    Total expense                                       4.8%              2.7%                 4.9%               2.4%

     Research and development expense increased by $184,000 or 157.4% and $417,000 or 98.4% in the three and nine months ended September 30, 1997, respectively. The increase in the dollar amount of product development expenditures resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. The Company expects to continue to increase product development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

     Depreciation and amortization expenses increased by 26.8% and 32.5% in the three and nine months ended September 30, 1997, respectively. The increases resulted from capital expenditures associated with the growth in personnel and improvements in information systems.

     Interest income, net decreased 27.6% and 9.3% in the three and nine months ended September 30, 1997, respectively, due to lower average investment balances outstanding.

     The effective tax rate was 34.9% and 34.7% in three and nine months ended September 30, 1997 and 37.1% and 37.0% in the three and nine months ended September 30, 1996. The decrease in the effective tax rate in 1997 was due primarily to a lower effective state tax rate.

     As a result of the above factors, net income decreased by 9.9% and 117.3% in the three and nine months ended September 30, 1997, respectively. The weighted average number of shares outstanding for the third quarter decreased 4.4% from 1996 to 1997 due to a lower market price for the Company's common stock, which resulted in fewer stock options being considered common stock equivalents in the computation of the weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $(1,329,000) in the nine months ended September 30, 1997 and $2,026,000 in the nine months ended September 30, 1996. The net cash used in operating activities in 1997 was primarily due to a net loss in the year-to-date period and a large increase in inventories, partially offset by an increase in accounts payable. The net cash provided by operating activities in the 1996 period resulted from the net income reported for the period, increased by depreciation and amortization, a decrease in accounts receivable, an increase in accounts payable and deferred revenues, partially offset by an increase in inventories. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1997 and 1996 have been caused by anticipated increases in sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

     Net cash used in investing activities was $1,732,000 in the nine months ended September 30, 1997 and $2,068,000 in the nine months ended September 30, 1996. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $3,685,000 and $1,880,000 in the nine months ended September 30, 1997 and 1996, respectively. These uses of net cash were offset by net proceeds from the sale of investments of $1,953,000 in 1997, and were increased by the net purchase of investments of $188,000 in 1996.

     Net cash provided by financing activities was $1,331,000 in the nine months ended September 30, 1997 and $1,062,000 in the nine months ended September 30, 1996. The increase in net cash provided by financing activities in 1997 was due to the exercise of stock options, primarily by the estate of a former employee.

     The Company's working capital position was $22,200,000 at September 30, 1997 and $23,334,000 at December 31, 1996. The Company had no commitments for material capital expenditures as of September 30, 1997. During the remainder of 1997, the Company anticipates that it will spend approximately $1,000,000 for capital expenditures, including additions to capitalized software. The Company believes that its working capital position at September 30, 1997, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                          PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

(b) On October 13, 1997, the Board of Directors of the Company approved a shareholder rights plan and declared a dividend of one stock purchase right on each outstanding share of Common Stock. Generally, each stock purchase right entitles the holder to purchase one share of Common Stock at an exercise price of $50.00 per share in the event that, under certain circumstances, a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for the Common Stock. To provide further protection to the shareholders from unsolicited takeover proposals, the Board of Directors also adopted two amendments to the Company's By-Laws to incorporate the "fair price" and "business combination" provisions of the Georgia Business Corporation Code. For further information, see the Company's press release dated October 13, 1997 which is filed as Exhibit 99 to this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits.  The following exhibits are filed as part of this report:
      ---------

EXHIBIT NO.              DESCRIPTION
----------               -----------

 11.      Statement re Computation of Per Share Earnings

 27.      Financial Data Schedule

 99.      Press release dated October 13, 1997


(b)  Reports on Form 8-K.  No Current Reports on Form 8-K were filed by the
     --------------------
     Company during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHECKMATE ELECTRONICS, INC.
                                               (Registrant)



Date:  November 12, 1997            /s/ Gregory A. Lewis
                                    --------------------
                                    Gregory A. Lewis
                                    President and Chief Operating Officer
                                    (Duly Authorized Officer)



Date:  November 12, 1997            /s/ John J. Neubert
                                    -------------------
                                    John J. Neubert
                                    Chief Financial Officer and
                                    Senior Vice President
                                    (Principal Financial Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.     Description
 -------   -----------

   11      Statement re Computation of Per Share Earnings

   27      Financial Data Schedule

   99      Press release dated October 13, 1997