Form 10-K405
period 1997-12-31
CHECKMATE ELECTRONICS INC
filed 1998-03-30
CIK 910320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

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

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /.

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 17, 1998 was $49,459,216. There were 5,420,188 shares of Common Stock outstanding as of March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CHECKMATE ELECTRONICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

ITEM                                                                                                          PAGE
NUMBER                                                                                                       NUMBER
---------                                                                                                  -----------

                                                        PART I

1.         Business......................................................................................           1
2.         Properties....................................................................................          13
3.         Legal Proceedings.............................................................................          13
4.         Submission of Matters to a Vote of Security Holders...........................................          13
4(A)       Executive Officers of the Registrant..........................................................          13

                                                       PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters.........................          14
6.         Selected Financial Data.......................................................................          15
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........          16
7(A)       Quantitative and Qualitative Disclosures About Market Risk....................................          25
8.         Financial Statements and Supplementary Data...................................................          25
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          26

                                                       PART III

10.        Directors and Executive Officers of the Registrant............................................          27
11.        Executive Compensation........................................................................          28
12.        Security Ownership of Certain Beneficial Owners and Management................................          33
13.        Certain Relationships and Related Transactions................................................          34

                                                       PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          36

SIGNATURES...............................................................................................          39

INDEX OF FINANCIAL STATEMENTS............................................................................         F-1

INDEX OF EXHIBITS........................................................................................         E-1

                                     PART I
         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Checkmate Electronics, Inc. ("Checkmate" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Factors Affecting Future Performance" in Item 7 hereof. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS

GENERAL

    Checkmate develops, manufactures and markets payment automation solutions. Checkmate's Payment System(2000TM) includes systems and terminals for check reading and magnetic debit/credit card processing, signature capture and verification, and magnetic ink character recognition ("MICR") quality analyzing. The Company sells directly to large point-of-sale users and financial institutions. Checkmate distributes products through resellers and OEM relationships in the United States and worldwide. Headquartered in Roswell, Georgia, Checkmate Electronics, Inc. has 185 employees. The Company's shares are traded on the Nasdaq National Market under the symbol "CMEL."

    The Company's MICR check readers, which accounted for approximately 39.4% of the Company's net revenues in 1997, utilize patented technology to read magnetic ink characters that are printed on checks, travelers checks and other documents. The MICR check readers also measure the signal strength of magnetic characters to ensure that the characters conform to MICR quality standards, thereby helping eliminate fraud and detecting most counterfeit and visually altered documents. The Company's payment authorization products provide for the processing of credit, debit, electronic benefits transfer ("EBT") and check transactions through "direct connect" peripherals to the merchant's Electronic Cash Register or Point-of-Sale ("ECR/POS") terminal and through "dial-up" connections. The patented signature capture technology licensed by the Company streamlines the document retrieval process for credit card drafts by electronically capturing signatures at the point of sale. This device incorporates a sophisticated proprietary data compression algorithm to minimize storage requirements and can also be used for signature verification applications. The Company's MICR analyzer comprehensively tests the MICR characters on documents to allow check printers, forms printers, banks and other producers of high volumes of printed MICR documents to determine whether the MICR information conforms to applicable American National Standards Institute ("ANSI") specifications.

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

COMBINATION AGREEMENT

    On January 16, 1998, the Company entered into a definitive agreement (the "Combination Agreement") to combine with International Verifact Inc. ("IVI"), a company engaged in a business similar to that of Checkmate. The parties intend for the combination to be accounted for on a pooling of interest basis. Under the terms of the Combination Agreement, IVI shareholders will receive, for each IVI common share, either one share of common stock of the newly formed combined company, IVI Checkmate Corp., or one exchangeable share of IVI which can be exchanged for a share of IVI Checkmate Corp. common stock in the future. Checkmate shareholders will receive 1.2775 shares of IVI Checkmate Corp. common stock for each Checkmate common share. Closing of the transaction is expected to occur in the second quarter of 1998, subject to shareholder approvals, Ontario Court approval and customary closing conditions. The result will be that shareholders of Checkmate will own approximately 43 percent of the common stock of IVI Checkmate Corp. and IVI shareholders will own approximately 57 percent.

    The formation of IVI Checkmate Corp., if completed as planned, will create the third largest company in the electronic payment solutions industry in North America. The Company believes that the combination of these two companies will immediately broaden product offerings for both companies while providing operational synergies which are expected to make the combined company a more efficient, profitable entity. There can be no assurance that the transaction will be completed or that such results will be realized.

MARKET APPLICATION OVERVIEW

    As a result of losses from returned checks, many retail merchants have been forced to implement costly check verification systems. These verification systems typically compare the information gathered at the point of sale (such as the customer's checking account number) to a database containing accounts with known outstanding bad checks or closed accounts. Although beneficial, these verification systems cannot perform to expected levels if the data input into the system at the point of sale is not accurate. Customers of the Company have indicated that between 10% and 30% (depending upon the amount of data entered per transaction) of all records manually entered into their verification systems at the point of sale are erroneous. The Company's check readers greatly improve the accuracy of data entry, thereby increasing the probability that the merchant will detect and decline potential bad checks at the point of sale. The Company's check readers also offer a high level of fraud detection with respect to counterfeit documents that could otherwise pass through the user's verification system. This feature is attractive to retail banking operations, which have begun to install the Company's check readers in order to identify and reduce check losses at the teller window.

    A paramount factor considered by the Company's customers is the ease with which the customer can attain the benefits of an automated data entry system. The Company's check readers are "plug and play" devices, meaning that if a merchant currently enters MICR line information manually from a check into the data processing system at the point of sale, the Company's check reader can be connected directly to the merchant's ECR/POS terminal and the readers will input the data in the precise form that the ECR/ POS terminal program would expect from a manually keyed entry. Thus, the merchant can attain the benefits of accurate data entry and fraud detection immediately without having to make any costly programming changes.

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

    EBT permits the distribution of food stamps, welfare benefits and other government-assisted programs to recipients electronically rather than in paper form. EBT is intended primarily to permit governments and governmental agencies to reduce losses from food stamp and welfare fraud. To distribute benefits by EBT, the government or governmental agency typically distributes a modified form of magnetic card and assigns a Personal Identification Number ("PIN") to each individual. When making a qualified purchase, the retailer swipes the individual's EBT card through an EBT payment authorization device, the individual enters his PIN on a PINpad and the amount of the qualified purchase is automatically charged to funds available in the recipient's account. The retailer is then reimbursed by the government or governmental agency by direct credit to the retailer's bank account. EBT programs are currently used by the states of Maryland, South Carolina, Ohio, Texas and Wyoming, among others, and the Company anticipates that a majority of the states will implement EBT programs within the next two years. In addition, the Company anticipates that federally mandated EBT programs will be implemented by 1999.

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

    Checkmate's card technology won significant acceptance during 1995, and continued its successes in 1996 and 1997. The awarding of Canadian Certification established the Checkmate CM 2001 as one of only a few terminals to be certified to perform at what is considered to be one of the highest levels of PIN security. The CM 2001 was certified with software produced by major players in the supermarket and retail industries including International Business Machines Corporation ("IBM"), Fujitsu-ICL Systems Inc., MidSouth Data Systems, National Transaction Network, Inc., Plourde Computer Services, Inc., and others. IBM selected the CM 2001 as a platform for its new retail software application IBM APS (Advance Payment System).

    Merchants that accept credit cards generally will retain a copy of the signed transaction receipt for retrieval in response to customer inquiries or disputes. Credit card processors have demanded quick response (generally five business days) to consumer inquiries and are considering tightening this requirement. The cost of storage and retrieval, coupled with chargebacks incurred by merchants for failure to comply with required response times or their inability to locate specific receipts, have forced merchants to find an automated process to accomplish the storage and retrieval of receipts. The Company's signature capture products provide for the electronic capture of a digitized replica of an individual's signature, eliminating the need for physical storage and facilitating the fast electronic retrieval of a transaction record. The market for signature capture devices has expanded beyond retail merchants, with a significant increase in form intensive businesses (i.e. insurance, car rental and hospitality).

BUSINESS STRATEGY

    CHECKMATE PAYMENT SYSTEM(2000). Payment automation currently consists of three general platforms: check reading equipment, card processing equipment, and electronic signature capture equipment. When combined with the cost of electronic cash registers and transaction software, the investment in a complete payment automation solution generally is too great for a retailer or financial institution to implement all at one time. Instead, these companies generally will target one application at a time and will begin with the solution which provides the greatest return. Implementation of all three platforms may occur over a period of years. Therefore, it is important for the purchaser of such equipment to buy products which can work together to provide a complete payment automation solution. Checkmate's Payment System(2000) is designed to afford the retailer the widest array of connectivity options and the simplest and lowest cost implementation choice for a complete payment automation system.

    ENHANCED PRODUCTS AT COMPETITIVE PRICES. One element of the Company's business strategy is to increase unit sales by providing successive generations of products. Successive generations offer enhanced features at competitive prices. The increased sales of the Company's check readers since the Company's introduction of checkreaders in 1989 was a direct result of the Company's strategy to develop production and sales efficiencies. These efficiencies enabled the Company to provide lower cost check readers that are immediately operational. Consistent with this strategy, the Company has been able to lower the average sales price of its check readers. This philosophy is also carried over into the Company's debit/credit card terminal, signature capture products and dial terminal products. The Company believes that only a small portion of the market for its products has been penetrated (primarily, penetration of check readers in large retail users) and that the enhanced features and low average sales prices of the Company's products will enable the Company to penetrate a much larger portion of this potential market, thereby presenting a significant opportunity for sales growth. The Company intends to continue its strategy of offering successive generations of its products with enhanced features at competitive prices. The Company anticipates achieving this strategy in part through improved purchasing efficiencies and lower per unit production costs for labor and overhead. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    ENHANCED AND DIVERSIFIED PRODUCT LINES. A principal component of the Company's growth strategy is to enhance and diversify the Company's product lines through the development of new or enhanced products. The Company recognizes that credit and debit cards will continue to represent alternative forms of payment and has produced a family of compact payment terminals to address this segment of the payment market. Each of these compact terminals easily integrates into the merchant's ECR/POS platform. Each solution houses all of the equipment needed to process and verify several types of non-cash payment alternatives, including check, credit card, debit card and EBT card transactions. Volume production of this family of products began in the fourth quarter of 1994. The Company also continually seeks to enhance its existing products, as reflected by the Company's introduction in April 1994 of a new version of its check reader which universally attaches to ECR/POS terminals and communicates with them in any of four communication protocols. This feature enables retailers that have a mix of ECR/POS terminals to stock only one model of check reader. In 1995, the Company announced a combination check reader, credit and debit terminal that communicates via telephone lines to check verification and credit processor companies. This product provides the Company access to the small retail market segment, which consists of a large number of merchants with only a few point-of-sale terminals per location. Additionally in 1995, the Company developed its debit and signature capture devices with integrated smart card capabilities that it intends to market in response to customer demands. The Company also introduced lower cost MICR analyzer products targeted at the rapidly increasing market for laser printer generated checks. These analyzers allow businesses which print their own checks to verify the quality of the MICR printing in order to minimize charges for poor print quality assessed by financial institutions. In 1996 and 1997, the Company introduced many new software and POS interfaces into its existing products, allowing its products to be installed in a broader spectrum of the installed POS hardware and software systems.

    While most of the Company's product enhancement and diversification efforts to date have resulted from its internal research and development, the Company from time to time enters into joint product development projects with other companies. See "--Products--Security Management Products" below. Additionally, the Company periodically considers the acquisition of businesses, products and technologies that complement the Company's product lines. Checkmate also pursues OEM and other licensing arrangements to incorporate Checkmate technologies in other supplier products, such as electronic cash registers, computer keyboards, printers, gas pumps and gambling or vending machines that could increase the marketing and distribution of the Company's products. The Company has recently acquired a software development and consulting organization, and also has entered into a Combination Agreement with IVI, a competitor of Checkmate. See "--Combination Agreement" above.

    INCREASED MARKET PENETRATION. As noted, the Company believes that, in general, only a small portion of the market for its products has been penetrated, thereby presenting a significant opportunity for growth. The majority of the Company's net revenues through 1997 were generated through sales to large end users in the United States primarily through its own sales force. The Company believes that the use of an internal sales force generally enables it to more effectively control its sales activities and provide better service and quality to its customers. The Company also markets its products through indirect channels in the United States and internationally. In the United States, Checkmate is establishing relationships with the major card transaction processing companies (Novatek Corporation, Concord EFS, Inc., Equifax, Inc., National Data Corporation, National City Processing Company, and others). These companies, through their large customer base and large sales networks, provide the means for Checkmate to reach the small retailer ("mom-and-pop" stores). We expect to see increasing sales of the check readers and the CM 2010 Combination Unit during 1998 as such companies roll out these products. Checkmate also has established alliances with major software developers and OEM relationships with other major companies.

    Internationally the Company markets through distributors and OEM relationships. Checkmate is establishing strong partnering relationships with strategic organizations in Europe, Latin America, India, South America, the Far East and the Pacific Rim.

    IMPROVED MANUFACTURING EFFICIENCIES. The Company manufactures its product lines in-house utilizing pre-manufactured components purchased from third parties. The process consists of purchasing component parts, bundling kits of electronic components for assembly of the circuit boards by various third party circuit board assemblers, burning in and testing these circuit boards, assembling and testing the final product and programming the product to customer specifications. The Company historically has purchased the component parts used in its products directly from manufacturers or distributors, including the components of the circuit boards utilized in each of its products, rather than purchasing fully assembled products. By purchasing at the component level and assembling its own products, except for circuit boards, the Company has been able to exert control over the cost and supply of the components and eliminate the mark-up normally charged by third party assemblers when assembly is contracted on a "turn-key" basis. The Company believes that alternative sources of component parts and circuit board assembly generally are available on short notice and at reasonable terms. See "--Production and Supply--Manufacturing Process" below. The Company contemplates continued research and development programs designed to lower the overall cost of its products by assessing and attempting to eliminate the need for certain components.

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

    The Company historically has relied upon a small number of retail customers, each with a large number of point-of-sale stations, for a significant percentage of the Company's revenues. The Company's three largest retail customers to date are Wal-Mart Stores, Inc. (approximately 57,000 debit/credit card terminals), Kmart Corporation (approximately 59,000 readers) and JCPenney Company (approximately 55,000 readers). To date, several major customers purchased and simultaneously installed more than one of Checkmate's products, or purchased a second product after installing another Checkmate product, reinforcing the value of the Payment System(2000) strategy.

    In 1997, the Company derived approximately 17% of its net revenues from WaluMart Stores, Inc. and 10% from another customer. No other single customer accounted for 10% or more of Checkmate's net revenues in 1997.

    The Company derives most of its revenues from the initial customer installation of its products, and realizes additional revenues from subsequent installations as its existing customers expand their operations or install other products in Checkmate's Payment System(2000) family of payment automation solutions. Accordingly, the Company's future success will depend in part on its continued ability to successfully market its various products to retail and banking customers with a large number of point-of-service stations. The Company's future success also will depend on its ability to increase sales of its various products to value added resellers ("VARs") and OEMs to reach additional customer markets.

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

    The Company participates in regional, national and international trade shows, including RISCON, The Food Marketing Institute MarkeTechnics show, American Bankers Association National Bank Card show, Retail Delivery Systems, Electronic Transaction Association, Banking Administration Institute, Electronic Transaction Association and CEBIT (premiere European technology show). The Company's marketing activities also include distribution of sales and product literature, qualification of sales leads and direct mailings to prospective customers. The Company also sponsors training and sales seminars for existing and prospective resellers.

    DOMESTIC DISTRIBUTION AND RESELLERS. The Company currently uses VARs to accommodate distribution of quantities of less than 500 units of its products. The Company also has arrangements with a number of resellers which distribute the Company's products on a national basis. See "--Sales, Marketing and Distribution--Reseller Business Partners" below. The Company routinely seeks to expand its sales to quality resellers provided the sales would not be in conflict with the Company's direct marketing efforts. All of the Company's arrangements with distributors and resellers are on a non-exclusive basis.

    INTERNATIONAL DISTRIBUTION. International marketing has been accomplished primarily through the use of distributors and, to a lesser extent, OEMs. All of the Company's distribution agreements are non-exclusive. The distribution agreements preclude the distributors from selling competitive products with one limited exception. The Company currently uses numerous international distributors which provide distribution channels for the Company's products in Europe, Latin America, India, South America, the Far East and the Pacific Rim. The Company desires to increase its use of OEMs to market its products and the Company continually seeks to establish relationships with appropriate new OEMs. In 1995, 1996 and 1997, net revenues from international sales were approximately $1,686,000, $2,641,000 and $2,620,000, respectively.

    RESELLER BUSINESS PARTNERS. The Company distributes certain of its products through agreements with "reseller business partners." As one of the Company's reseller business partners, International Business Machines Corporation markets the Company's signature capture device worldwide to IBM's customers. Similarly, the Company's agreement with Fujitsu-ICL Systems, Inc. provides Checkmate with access to the

United States customers of Fujitsu-ICL Systems. Through an agreement with Olivetti USA, the Company sells check readers to one of the Olivetti USA's international customers. The Company seeks to enter similar arrangements with other reseller business partners in 1998 to further expand its market penetration both domestically and worldwide.

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

    PATENTED TECHNOLOGY. The Company currently has three United States patents and has pending two United States patent applications on certain other technologies utilized in its products.

    The Company's patent entitled "Hand Operated Low Cost Magnetic Character Recognition System" (U.S. Patent No. 5,054,092) covers the technology employed in the hand operated version of the Company's check readers. This patent was issued to the Company in 1991 and expires on October 1, 2008.

    The Company's patent entitled "Miniature MICR Document Reader With Power Management and Motorized Conveyance" (U.S. Patent No. 5,488,676) covers the technique employed to enable the Company's readers to use "parasitic" power from low power sources on available ECR/POS terminal parts. In many applications this technology allows the user to use the Company's check readers without the requirement for an external power supply and the corresponding need for an additional electric outlet. This patent was issued to the Company in 1996 and expires on January 30, 2013.

    The Company's patent entitled "Miniature MICR Document Reader with Power Management and Motorized Conveyance" (U.S. Patent No. 5,566,256) extends the protection provided by U.S. Patent No. 5,488,676 above to devices other than the Company's readers, including, but not limited to, debit/credit card readers, signature capture devices or bar code readers. This patent was issued to the Company in 1996 and expires on September 26, 2015.

    The Company has a patent pending on the technique employed to enable the Company's systems (MICR, debit and signature capture) to "auto detect" the host protocol type and set the unit's communication protocol accordingly. This auto detect feature allows the Company's products to be "plug and play" in the mixed POS environment.

    The Company also has a patent pending on the systems and methods employed to perform electronic signature capture and verification.

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

PRODUCTS

    CHECK READERS. The Company currently manufactures and markets its fourth generation of competitively priced check readers. The fourth generation check readers offer the following features:

    - 'Plug and play" capabilities which allow direct connection to an ECR/POS terminal of a merchant's current data processing/point-of-sale system and allows the data to be input in the precise data format that the ECR/POS terminal would expect from a manually keyed entry. As a result, the merchant avoids costly programming expenses and obtains the benefits of accurate data entry and fraud detection.

    - Precise measurement of the width, location, and magnetic signal strength of the MICR characters via the analog wave form data generated by the MICR characters. This information allows the readers to warn the merchant of potential fraudulent or counterfeit checks.

    - Connectivity technology enables the check readers to integrate and interface with most ECR/POS terminals. This technology also enables the user to connect multiple devices to a single port on the ECR/POS terminal using small and inexpensive remote connector blocks manufactured by the Company.

    - Externally programmable and reprogrammable.

    - Ability to incorporate magnetic stripe readers for credit and EBT cards.

    The CM 430 and CM 431 are the motorized versions of Checkmate's fourth generation check reader. The user simply inserts the check into the scanner and the reader automatically feeds the check through the read mechanism. The CM 430/431 features include universal connectivity to ECR/POS terminals, the ability to communicate with ECR/POS terminals in any of four communication protocols, hand operated backup capabilities in the event of motor or motor control circuit failure and the ability to be powered from low current power (.25 amperes minimum). The latter feature allows the reader to operate the CM 430/431 using the power supply of the user's existing terminal device (parasitic power) without the need for an additional external power source.

    The Company also produces a variety of custom components and assemblies for OEMs that manufacture products that use MICR readers.

    Larger volume quantities and custom products are sold on a negotiated price basis. The Company offers no discount programs other than negotiated prices for large volume orders and does not sell its products on a consignment basis.

    INTEGRATED PAYMENT PLATFORMS. The Company's Payment System(2000) family of integrated payment platforms have check, debit, credit, EBT, signature capture and "smart" card capabilities and allow a merchant to add both clerk and customer activated devices as required. This flexibility allows merchants to expand their payment automation strategies and implementations as new tender types become accepted in the marketplace while protecting their investment in equipment that has already been deployed. The Company's CM 2001 Debit/Credit Card terminal is a "direct connect" peripheral which automates debit and credit card transactions. The product is customer friendly, and its design, largely influenced by input from consumers, allows the display of easy to read messages prompted by the use of programmable keys to step a customer through a transaction. The CM 2001 also has a built in PINpad to allow secure entry of PINs. In addition, it facilitates easy implementation of EBT and frequent shopper programs. In 1997, the Company introduced the CM 2100 debit terminal, the next generation of its highly successful debit terminal. The CM 2100 debit terminal offers some unique features, including portability with a docking station, smart card upgrade option, ergonomic design and upgrade options for future payment types.

    The CM 2020 Signature Capture Peripheral streamlines the document retrieval process for credit card drafts by electronically capturing signatures at the point of sale. The CM 2020 employs a sophisticated proprietary data compression algorithm to dramatically reduce the record size of captured signatures. The CM 2020 technology also is effective for signature verification in a variety of other business applications requiring on-line personal identification. Based on patented electromagnetic technology with no moving parts, the CM 2020 peripheral can attach to the CM 2001, the CM 2100, the CM 2010, or directly to an ECR/POS terminal. The CM 2020 is based on patented and proprietary signature capture and verification technology which the Company owns.

    The CM 2010 Combination Unit is an integrated check, credit and debit (with external PINpad) terminal that can either be a "direct connect" peripheral or can dial-up payment authorization company host systems via telephone lines ("stand-beside"). This stand-beside capability allows smaller merchants to have the same capability and flexibility as large merchants to employ payment automation at the point of sale.

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

    RECENTLY INTRODUCED NEW PRODUCTS. In May 1997, the Company announced a new generation of its debit/credit card terminals, the CM 2100. This terminal features flexible configuration options such as portability and smart card upgrade capability, within an ergonomic shell. Additionally, in 1997 the Company announced its new GEN4TM terminal architecture, which includes a common motherboard across all terminals, a common base for all portable options in the family, and a common "snap-on" smart card unit. Checkmate also announced the first of its software solutions for retail in 1997, the base application for the Company's CM 2010 combination card and check reader. This new software allows transaction processors to quickly develop modular and flexible versions of their own applications on this platform.

    FUTURE PRODUCTS. The Company announced the acquisition in January 1998 of Total Retail Solutions, Inc., a software development and consulting organization. This acquisition will allow Checkmate to offer a full range of integrated point-of-transaction solutions from payment capture to in-store servers, as well as provide consulting services in the design and implementation of LAN systems and network architectures for retailers. The Company also has entered into a Combination Agreement with IVI to become the third largest company in the electronic payment solutions industry in North America. This transaction, if completed as planned, will provide Checkmate with many additional hardware and software products. See "--Combination Agreement" above.

    The Company is developing new products which are expected to combine its different technologies, as well as provide portability, wireless communications, and modularity features. Also, the Company continues to enhance, improve and reduce costs on its existing products. As is the case with all electronic equipment requiring embedded systems and applications software, there can be no assurances regarding the timetable for the completion of development and the commencement of volume production.

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

    As a result of the Company's ongoing research and development, the Company's products are continuously evolving and being upgraded. The rapid evolution of the Company's product line is exemplified by the fact that the Company introduced its first generation check reader in 1989 and currently is marketing its fourth generation check reader. Additionally, the Company has introduced several new versions or upgrades of its main printed circuit board since the Company's introduction of its fourth generation check reader in the third quarter of 1992. Similarly, new versions of the debit product printed circuit boards have been developed and incorporated into the product, and a new generation of the debit product was introduced in 1997. The new versions and upgrades contain changes that are intended to improve the reliability and enhance manufacturing efficiencies of the Company's products. To date, the evolution of the Company's products has not rendered the prior versions obsolete.

    Currently, the most significant focus of the Company's research and development efforts is on product enhancement, cost reduction and the development of the next generation of the Company's products. See "--Products--Future Products" above. It is contemplated that most of the development of the next generation of products will continue to be done internally rather than on a joint venture basis. However, the Company intends to increase its focus on acquiring technology through merger and acquisition activities. As noted in "Future Products" above, Checkmate has acquired a software development and consulting organization and has agreed to combine with a competitor. These activities, as well as anticipated future transactions, are expected to provide Checkmate with a greater breadth of hardware and software products and services, and enable it to become a full solutions provider in a short period of time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance."

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

TECHNICAL SUPPORT AND SERVICE

    Technical support and service are important competitive factors in the markets for the Company's products. The Company believes that it has earned a strong reputation among its customers for the high level of support and service it provides. In 1995, Checkmate increased its efforts to provide high quality service by consolidating technical support and service into one organization entitled The TotalCARE Center. This center includes Help Desk support, extended maintenance agreements, service agreement offerings differentiated by response time, express replacement utilizing customer-owned pool units, and deployment services. Structured as a profit center, The TotalCARE Center sells new service and support contracts to the current install base as the existing warranties expire, and has been one of the fastest-growing segments of the Company for the past two years.

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

PRODUCTION AND SUPPLY

    MANUFACTURING PROCESS. The Company believes in maintaining control over the manufacturing process of its products in order to assure quality and to respond more efficiently to necessary changes in product design and features that become evident during a product's life cycle. Accordingly, the Company assembles its products in-house utilizing pre-manufactured components purchased from third parties. The manufacturing process consists of purchasing the component parts, bundling kits of electronic components for assembly of the circuit boards by various third party circuit board assemblers, burning in and testing these circuit boards, assembling and testing the final product and programming the product to customer specifications. Checkmate's customers have not communicated to the Company any significant problems from using the Company's products.

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

COMPETITION

    The point-of-sale peripheral market is intensely competitive and characterized by continued and rapid technological advances and cost reductions. These advances may result in short product life cycles and frequent product performance improvements. The market can be significantly affected by product introductions and marketing activities of industry participants. The Company is aware of at least six competitors that market check readers (five of which have MICR reading capabilities), including Magtek and IVI. The Company has entered into a Combination Agreement to merge with IVI. See "--Combination Agreement" above. The Company believes that, assuming the merger is completed as planned, significant competition will remain from competitors other than IVI. Payment authorization systems are marketed by a number of competitors. The Company's primary competitors in this market are VeriFone, Inc., Hypercom, Inc. and IVI. Signature capture and verification products also are marketed by a number of competitors. The Company's primary competitor in this market is NCR Corporation. Specialized document readers also are marketed by several competitors. Some of the Company's competitors are substantially larger than the Company and have more extensive research and development, manufacturing, marketing and product support capabilities together with greater financial, technological and other resources than the Company. As a result, the Company's competitors may independently develop technologies that are equivalent, alternative or superior to the Company's technologies.

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

    Although the Company believes that only a small portion of the market for its check readers, debit/ credit card terminals, signature capture products and combination units has been penetrated, there can be no assurance that the demand for the products will continue at current levels or that its new products will receive wide market acceptance. To remain competitive, the Company believes that it will need to continue to incorporate new technological developments into its existing products and to develop new products. See "--Business Strategy -Enhance and Diversify Product Lines" above. The Company believes that its current product line, coupled with its history of continued product enhancement and cost reduction, will enable it to compete with its competitors.

EMPLOYEES

    At December 31, 1997, the Company had 185 full-time employees. None of the Company's employees is represented by a labor union nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

    The Company's corporate headquarters, manufacturing, distribution and research and development facilities are located in approximately 49,000 square feet of leased space in Roswell, Georgia. The Company's lease of such space is for a fixed term through September 30, 1999 and may be renewed for a one-year term thereafter. The Company also leases approximately 13,000 square feet of office space in close proximity to its current facilities in Roswell, Georgia. The Company's lease of such space is for a fixed term through February 28, 2002. The Company also leases approximately 1,500 square feet of office space in Columbia, Maryland, where a product manager and a small staff of engineers are engaged in software and hardware development activities. In 1998, the Company entered into an agreement to lease approximately 1,200 square feet of office space in Tampa, Florida, where a small staff of engineers are engaged primarily in software development and consulting activities. Checkmate intends to lease an additional 12,000 square feet of space in close proximity to its current facilities in Roswell, Georgia in 1998. The Company believes that its current facilities, including the additional space to be leased in 1998, are suitable for and adequate to support its present operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted by the Company to a vote of its shareholders during the fourth quarter ended December 31, 1997.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

    All executive officers of the Company are also directors of the Company, and information regarding all directors of the Company is provided in "Item 10. Directors and Executive Officers of the Company" below.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "CMEL" since the Company's public offering of Common Stock on September 28, 1993. Prior to the public offering, there had been very limited trading of the Company's Common Stock in the over-the-counter market. The following table sets forth the quarterly high and low closing bid quotations for the Common Stock from January 1, 1996 through December 31, 1997 as reported by Nasdaq.

1997                                                                                            HIGH        LOW
--------------------------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................................  $  13.875  $  11.500
Second Quarter..............................................................................     13.500      8.000
Third Quarter...............................................................................      9.125      6.875
Fourth Quarter..............................................................................      9.000      6.250

1996                                                                                            HIGH        LOW
--------------------------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................................  $  15.250  $  11.250
Second Quarter..............................................................................     15.750     11.750
Third Quarter...............................................................................     16.500     11.750
Fourth Quarter..............................................................................     15.250      9.250

    At March 17, 1998, there were approximately 363 shareholders of record of the Company's Common Stock and an estimated 3,100 beneficial owners holding Company Common Stock in nominee or "street" name.

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

                                                                            YEARS ENDED DECEMBER 31
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
Net revenues...............................................  $  33,526  $  35,104  $  29,160  $  17,186  $  17,217
Cost of goods sold.........................................     20,879     20,572     17,184      9,734     10,355
                                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................................     12,647     14,532     11,976      7,452      6,862
Operating expenses:
Selling, general and administrative........................     11,306      9,325      7,310      4,758      3,421
Research and development...................................      1,129        991        499        503        182
Depreciation and amortization..............................        722        579        496        324        327
                                                             ---------  ---------  ---------  ---------  ---------
Total operating expenses...................................     13,157     10,895      8,305      5,585      3,930
                                                             ---------  ---------  ---------  ---------  ---------
Operating income (loss)....................................       (510)     3,637      3,671      1,867      2,932

Interest expense...........................................        (46)       (61)       (84)      (111)      (236)
Interest income............................................        358        432        513        594        119
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes..........................       (198)     4,008      4,100      2,350      2,815
Provision for income tax expense (benefit).................        (69)     1,453      1,558        892     --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)..........................................  $    (129) $   2,555  $   2,542  $   1,458  $   2,815
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per share:
Basic......................................................  $   (0.02) $    0.50  $    0.50  $    0.29  $    0.89
                                                             ---------  ---------  ---------  ---------  ---------
Diluted....................................................  $   (0.02) $    0.46  $    0.47  $    0.29  $    0.81
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                AT DECEMBER 31
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                (IN THOUSANDS)
Balance Sheet Data:
Total assets...............................................  $  37,251  $  33,892  $  28,557  $  24,916  $  22,213
Long-term obligations, including current portions..........         41        203        362        523        712
Shareholders' equity.......................................     29,839     28,305     24,065     21,171     19,278

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS SUBJECT TO THE SAFE HARBOR CREATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," "INTENDS," "PLANS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. MANAGEMENT CAUTIONS THAT THESE STATEMENTS REPRESENT PROJECTIONS AND ESTIMATES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES. CHECKMATE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, CHECKMATE'S HEAVY RELIANCE ON CHECK READERS IN ITS PRODUCT MIX; DEPENDENCE BY CHECKMATE ON LIMITED SUPPLIERS AND MANUFACTURERS OF COMPONENT PARTS OF ITS PRODUCTS; RAPID AND SIGNIFICANT TECHNOLOGICAL DEVELOPMENTS THAT COULD DELAY THE INTRODUCTION OF IMPROVEMENTS IN EXISTING PRODUCTS OR OF NEW PRODUCTS; ANY DEPENDENCIES ON ANY PROPRIETARY TECHNOLOGIES (WHICH MAY BE INDEPENDENTLY

DEVELOPED BY COMPETITORS); DEPENDENCE ON A SMALL NUMBER OF LARGE RETAIL AND BANK CUSTOMERS; POTENTIAL FLUCTUATION IN FINANCIAL RESULTS AS A RESULT OF ANY INABILITY TO MAKE SALES TO LARGE CUSTOMERS AS WELL AS THE VOLUME AND TIMING OF BOOKINGS RECEIVED DURING A QUARTER AND VARIATIONS IN SALES MIX; COMPETITION FROM EXISTING COMPANIES AS WELL AS NEW MARKET ENTRANTS; DEPENDENCE ON KEY PERSONNEL; SUCCESSFUL INTEGRATION OF THE COMPANIES; AND THE OTHER FACTORS SET FORTH IN "RISK FACTORS" ABOVE.

    OVERVIEW

    Checkmate supplies innovative electronic payment solutions for distributors, retailers and financial service institutions. Checkmate's products include POS software and terminals, comprising check readers, MICR analyzers, payment authorization and point-of-transaction promotion/loyalty systems, signature capture devices and electronic transaction processing equipment, all packaged and integrated in cost justified solutions. As a full service provider, Checkmate also offers professional services including application development, consulting, project management, installation services and TotalCARE support and maintenance.

    Historically, Checkmate derived the majority of its net revenues from direct sales of check readers to major retailers. Checkmate has focused its sales efforts in the past three years on expanding its product offerings and sales channels, while maintaining its strength in its existing areas. From 1995 to 1997, Checkmate increased its net revenues by 15.0%. This increase was the result of increases in revenues from debit/credit card terminals and combination units, which were partially offset by decreases in net revenues from check readers and signature capture devices.

    In 1995, 82.6% of net revenues were derived from direct sales to end users, 15.2% from sales to domestic and international resellers, and 2.2% from service and other sources. In 1997, direct sales to end users declined to 67.6% of net revenues, while sales to domestic and international resellers increased to 21.9%, service and other increased to 5.4%, and banking was added as a channel and was 5.1% of net revenues.

    The results reflected above demonstrate that Checkmate was successful in its efforts to expand its product offerings and sales channels but was not effective in maintaining its strength in existing areas. Management believes that this ineffectiveness is due to a combination of factors, including limited market saturation of its existing check reader in major retailers, the absence of a "full solution" product in the signature capture market, and the absence of sufficient new product offerings to sustain the high growth in net revenues that Checkmate enjoyed through 1996.

    In order to address the above factors, Checkmate has increased its efforts in a number of areas. Checkmate has increased its internal research and development efforts in order to improve existing products and develop new products. In 1997, these efforts enabled Checkmate to announce three major accomplishments. Checkmate introduced the new CM 2100 payment terminal, which generated first year revenues in excess of any other product introduced by Checkmate. In addition, Checkmate announced its new GEN4(TM) terminal architecture and the base application for the CM 2010 combination unit, and is developing additional new products for release in 1998.

    In addition to the internal research and development efforts, Checkmate has improved its product offerings through external media. In January 1998, Checkmate completed its acquisition of Total Retail Solutions, a software development and consulting organization specializing in electronic payments and transaction handling solutions for supermarkets and retail businesses. Also in January 1998, Checkmate and IVI entered into the Combination Agreement in order to combine the two companies to become the third largest company in the electronic payment solutions industry in North America. The Transaction is expected to be completed during the second quarter of 1998, and should immediately broaden product offerings for both companies while providing operational synergies which are expected to make the combined company a more efficient, profitable entity. There can be no assurance that the Transaction will be completed or that such results will be realized.

    RESULTS OF OPERATIONS

    The following table sets forth certain items derived from Checkmate's statements of operations from 1995 to 1997:

                                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                           1997                    1996                    1995
                                                  ----------------------  ----------------------  ----------------------
                                                               PERCENT                 PERCENT                 PERCENT
                                                               OF NET                  OF NET                  OF NET
                                                  AMOUNT      REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Net revenues:
Check readers...................................  $  13,189        39.4%  $  17,295        49.3%  $  20,194        69.3%
Debit/credit card terminals.....................     14,461        43.1      12,062        34.4       5,273        18.1
Combination units...............................      1,904         5.7         542         1.5           0         0.0
Signature capture devices.......................      1,046         3.1       2,749         7.8       2,567         8.8
Service and other...............................      2,926         8.7       2,456         7.0       1,126         3.8
                                                  ---------       -----   ---------       -----   ---------       -----
                                                     33,526       100.0%     35,104       100.0%     29,160       100.0%
                                                  ---------       -----   ---------       -----   ---------       -----
Cost of goods sold..............................     20,879        62.3      20,572        58.6      17,184        58.9
                                                  ---------       -----   ---------       -----   ---------       -----
Gross profit....................................     12,647        37.7      14,532        41.4      11,976        41.1
Operating expenses:
Selling, general and administrative.............     11,306        33.7       9,325        26.6       7,310        25.1
Research and development........................      1,129         3.4         991         2.8         499         1.7
Depreciation and amortization...................        722         2.1         579         1.6         496         1.7
                                                  ---------       -----   ---------       -----   ---------       -----
Total operating expenses........................     13,157        39.2      10,895        31.0       8,305        28.5
                                                  ---------       -----   ---------       -----   ---------       -----
Operating income (loss).........................       (510)       -1.5       3,637        10.4       3,671        12.6
                                                  ---------       -----   ---------       -----   ---------       -----
Interest income, net............................        312         0.9         371         1.0         429         1.4
                                                  ---------       -----   ---------       -----   ---------       -----
Income (loss) before income taxes...............       (198)       -0.6       4,008        11.4       4,100        14.0
Provision for income tax expense (benefit)......        (69)       -0.2       1,453         4.1       1,558         5.3
                                                  ---------       -----   ---------       -----   ---------       -----
Net income (loss)...............................  $    (129)       -0.4%  $   2,555         7.3%  $   2,542         8.7%
                                                  ---------       -----   ---------       -----   ---------       -----
                                                  ---------       -----   ---------       -----   ---------       -----

    Any trends that may be derived from the above table are not necessarily indicative of Checkmate's future operations.

    FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER
     31, 1996

    Net revenues decreased 4.5% in 1997. This decline primarily was due to decreases of 23.7% and 62.0% in revenues from sales of check readers and signature capture devices, respectively. These declines were partially offset by an increase of 19.9% in sales of debit/credit card terminals, which contributed 43.1% of net revenues in 1997, up from 34.4% in 1996. By channel, net revenues from sales to domestic and international resellers increased 31.6% in 1997, while direct sales to end users decreased by 15.1% in the same period. The decrease in sales of check readers and the decline in direct sales to end users are related trends. Checkmate believes that the market for its existing check readers in the top 100 retailers is becoming saturated, thereby decreasing the available marketplace for Checkmate's existing products. However, management of Checkmate believes that there is a demand for new product offerings planned to be released in 1998, which are expected to reverse the trend of declining revenues from check readers and from direct sales to end users. However, there can be no assurance that planned new products will actually be released, that the introduction of any new products will not be delayed, that any new products will not contain errors or that any new products will be accepted by the market.

    Cost of goods sold as a percentage of net revenues was 62.3% in 1997 and 58.6% in 1996. The primary reason for the increase in this percentage was selling price pressure from major retailers, as reflected in the decrease in net revenues, and inefficiencies associated with start-up production of the new CM2100 terminal. Additionally, depreciation and amortization included in cost of goods sold increased by 70.8% as a percentage of net revenues from 1996 to 1997. This increase is due to higher capitalized costs being depreciated without a corresponding increase in net revenues. Checkmate anticipates that cost of goods sold will be affected in the future by changes in product mix as well as by selling price and unit cost changes, among other factors.

    Selling, general and administrative expenses increased 21.2% in 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 33.7% in 1997 from 26.6% in 1996. The increases were due primarily to an increase in personnel and related costs required to support Checkmate's anticipated growth in new products and net revenues. In addition, of the 21.2% increase in dollar amount, 4.0% was due to costs incurred in connection with severance arrangements for Checkmate's former president and chief executive officer.

    Gross product development expenditures include research and development expense and capitalized and purchased software development costs and consist primarily of labor costs. A summary of product development expenses and costs is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Gross product development expenditures..................................  $      2,828  $      1,634  $      1,246
Less capitalized software development costs.............................         1,699           643           747
                                                                          ------------  ------------  ------------
Net research and development expense....................................         1,129           991           499
Amortization of previously capitalized cost.............................           556           356           272
                                                                          ------------  ------------  ------------
Total expense...........................................................  $      1,685  $      1,347  $        771
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Product development as a percent of net revenues:
Gross expenditures......................................................           8.4%          4.7%          4.3%
Net expense.............................................................           3.4%          2.8%          1.7%
Total expense...........................................................           5.0%          3.8%          2.6%

    Gross product development expenditures increased by 73.1% and net research and development expense increased by 13.9% in 1997 as a result of Checkmate's continuing efforts to remain at the forefront of payment automation technology by developing new products and enhancing its existing products. As noted in "-- Overview" above, Checkmate increased its efforts in the product development area and announced several new product introductions during 1997. Checkmate focused the increase in product development efforts on improving software solutions, resulting in higher capitalized software development costs.

    Depreciation and amortization expenses increased 24.7% in 1997 due primarily to capital expenditures associated with the expansion of facilities in April 1997, upgrades of computer software and equipment, purchases of molds and deferred development costs.

    Interest expense decreased 24.3% in 1997 due to lower average principal balance of long-term liabilities. Interest income decreased 16.9% in 1997 due to lower average investments outstanding.

    The effective tax rate was 34.9% in 1997 and 36.3% in 1996. The primary reason for the decrease in the effective tax rate in 1997 was a lower effective state tax rate.

    As a result of the above factors, Checkmate incurred a loss of $129,000 in 1997 as compared to net income of $2.6 million in 1996. Basic earnings per share (loss per share) was a loss of $0.02 in 1997 as compared to income of $0.50 in 1996. Diluted earnings per share (loss per share) was a loss of $0.02 in

1997 as compared to income of $0.50 in 1996. The weighted average diluted shares outstanding decreased 4.2% in 1997 due to the exclusion of common stock equivalents from the computation of weighted average shares in 1997 resulting from the net loss position for the year.

    FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER
     31, 1995

    Net revenues increased 20.4% in 1996. Growth in net revenues in 1996 primarily was generated by the newer debit/credit card terminals, which contributed 34.4% of net revenues. Sales of signature capture devices and service and other net revenues also increased in 1996 as compared to 1995. Net revenues from check readers decreased 14.4% from 1995 to 1996. The decrease in 1996 is due primarily to the completion in 1995 of a large sale to a single significant customer. By channel, net revenues from sales to domestic and international resellers increased 55.1% in 1996, while direct sales to end users decreased by 11.0% in the same period. These results are consistent with Checkmate's efforts to transition itself from essentially a one product company with one sales channel into a multi-product, multi-channel organization.

    Cost of goods sold as a percentage of net revenues was 58.6% in 1996 and 58.9% in 1995. Various factors combined to result in the slight improvement from 1995 to 1996, none of which individually was significant.

    Selling, general and administrative expenses increased 27.6% in 1996. These expenses stated as a percentage of net revenues were 26.6% in 1996 and 25.1% in 1995. The increases in the dollar amounts were due primarily to an increase in personnel and related costs required to support Checkmate's growth in net revenues and new products.

    Product development expenditures include research and development expense and capitalized and purchased software development costs and consist primarily of labor costs. A summary of product development efforts is included in the comparison of 1997 and 1996 results of operations above. Gross product development expenditures increased by 31.1% in 1996 and net research and development expense increased by 98.6% in 1996 as a result of Checkmate's continuing efforts to remain at the forefront of payment automation technology. The increase in net research and development expense exceeded the increase in gross expenditures due to an increase in hardware development efforts, which are not capitalized as software development costs.

    Depreciation and amortization expenses increased 16.6% in 1996 but decreased as a percentage of net revenues to 1.6% in 1996 from 1.7% in 1995. The increase in the dollar amount in 1996 primarily resulted from capital expenditures associated with the expansion of Checkmate's headquarters during 1995. The decrease as a percentage of net revenues is a result of the larger net revenue base.

    Interest expense decreased 27.8% in 1996 due to lower average principal balance of long-term liabilities. Interest income decreased 15.8% in 1996 due to lower average investments outstanding.

    The effective tax rate was 36.3% in 1996 and 38.0% in 1995. The primary reason for the decrease in the effective tax rate in 1996 was a lower effective state tax rate.

    Net income increased 0.5% in 1996. Basic earnings per share was $0.50 in 1996 and 1995. Diluted earnings per share was $0.46 in 1996 and $0.47 in 1995. The weighted average diluted shares outstanding increased 3.0% in 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $(1.8) million in 1997, $2.9 million in 1996 and $(345,000) in 1995. The net cash used in operating activities in 1997 was primarily due to a 30.7% increase in accounts receivable and a 43.2% increase in inventories. These increases were partially offset by a 46.2% increase in depreciation and amortization, and a 42.9% increase in accounts payable and accrued liabilities. Net cash provided by operating activities in 1996 was primarily due to a 39.9% increase in depreciation and amortization, a 15.4% increase in accounts receivable and a 5.1% increase in inventories, and was partially offset by a 408.9% increase in prepaid expenses. The decrease in the use of net cash during 1995 was primarily due to a 74.3% increase in net income, a 47.1% increase in depreciation and amortization and a 31.5% increase in inventories in 1995. Checkmate experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including Checkmate's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by Checkmate also depends upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in accounts receivable and inventories during 1997, 1996 and 1995 were caused by successively higher sales volumes in the fourth quarter of each year and by new product introductions. Checkmate anticipates that fluctuations in these accounts will continue in the future.

    Net cash provided by (used in) investing activities was $(1.4) million in 1997, $(2.7) million in 1996 and $308,000 in 1995. Purchases of property and equipment and additions to capitalized software and other noncurrent assets were $4.8 million in 1997, $2.5 million in 1996 and $2.7 million in 1995. The increase in these purchases in 1997 was due to expansion into an additional facility, upgrades of computer hardware and software, increased software development efforts, and purchases of molds for new products. These uses of net cash were partially offset by the receipt of net proceeds from the sale of investments of $3.4 million in 1997 and $3.0 million in 1995, and were increased by the net purchase of investments of $190,000 in 1996.

    Net cash provided by financing activities was $1.3 million in 1997, $1.1 million in 1996 and $169,000 in 1995. The increases in net cash provided by financing activities in 1997 and 1996 were due to an increase in proceeds from the exercise of stock options, primarily by the estate of a former employee.

    Checkmate's working capital position was $22.7 million at December 31, 1997. Checkmate had no material commitments for capital expenditures as of December 31, 1997. During 1998, Checkmate anticipates that it will spend approximately $5.0 million for capital expenditures, including additions to capitalized software, although no assurance can be given that Checkmate actually will make any such capital expenditures or that the actual amount of such expenditures will not be substantially more or less than $5.0 million. Checkmate believes that its strong working capital position at December 31, 1997, together with anticipated future cash flows from operations and the borrowings available under its revolving credit agreement, are sufficient to meet Checkmate's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

    Checkmate's operating results have fluctuated on a quarterly basis in the past and may vary significantly in future periods due to a variety of factors. These factors include, but are not limited to, the timing of orders from and shipments to major customers, the timing of new product introductions by Checkmate and its competitors, variations in Checkmate's product mix and component costs, and competitive pricing pressures. Due primarily to the above factors, the results of any particular quarter may not be indicative of the results for the full year.

IMPACT OF YEAR 2000

    Checkmate's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on Checkmate's business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. Checkmate believes that it has completed substantially all modifications of its affected software programs and has minimal additional work required to finalize these modifications. However, Checkmate is not certain as to whether the computer software and business systems of its customers and suppliers are Year 2000 compliant. There can be no assurance that the failure or delay of Checkmate's customers and suppliers in successfully addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on Checkmate's business, financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997 the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 in 1998 and does not expect the effect of such adoption to be material to its financial statements.

    In June 1997 the FASB also issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt Statement 131 in 1998 and does not expect the effect of adoption to be material to its financial statements.

FACTORS AFFECTING FUTURE PERFORMANCE

    The following discussion addresses certain factors which may affect the future performance of Checkmate, in most instances, without giving effect to the proposed transaction with IVI.

RISKS ASSOCIATED WITH THE PROPOSED COMBINATION WITH INTERNATIONAL VERIFACT INC.

    The Company and IVI entered into a definitive agreement to combine their business operations on January 16, 1998. The consummation of this transaction is subject to various conditions precedent, including approval by the shareholders of both IVI and Checkmate, regulatory approval by the Securities and Exchange Commission and certain Canadian agencies, as well as other traditional closing conditions. There can be no assurance that these conditions will be met and that the transaction will be consummated. The Company has devoted considerable time and expense to the proposed transaction and will continue such efforts until consummation. If the transaction is not consummated, there may be disputes between IVI and Checkmate relating to the termination of the definitive agreement which may result in litigation against the Company. In addition, the definitive agreement provides that, if the agreement is terminated by a party for certain reasons, the other party may be entitled to receive from the terminating party a fee of $3,000,000. There can be no assurance that diversion of management resources and expenses related to litigation or other contractual obligations arising from a termination of the agreement will not have a material adverse effect on the business, financial condition and results of operations of the Company.

    The proposed transaction will result in the integration of IVI and Checkmate, which have previously operated independently. The consolidation of functions, the integration of departments, systems and procedures, and the relocation of staff present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as currently expected. Moreover, although one of the primary purposes of the transaction is to realize direct cost savings and other operating efficiencies, there can be no assurance of the extent to which any such cost savings and efficiencies will be achieved. Failure to successfully integrate the operations of IVI and Checkmate in a timely manner and to realize cost savings and other operating efficiencies could have a material adverse effect on the financial condition and results of operations of the combined company. In addition, such integration may require the licensing or other transfer of proprietary or currently licensed rights as well as the assumption of certain obligations by and between the various parties. While management does not believe that, in the circumstances, these requirements will give rise to tax consequences, it is possible that they may give rise to tax consequences both immediately and on an ongoing basis.

TECHNOLOGICAL CHANGE AND PRODUCT OBSOLESCENCE; DEPENDENCE ON NEW PRODUCT
  DEVELOPMENT

    The EFT/POS and transaction automation markets in which Checkmate competes have been characterized by rapid and significant technological change, frequent new product introductions and relatively short product life cycles. There can be no assurance that technological developments will not render Checkmate's existing products either uneconomical or obsolete, or that the Company will be able to respond to the market's demand for new products or improved technology. The Company's future sales and profitability will depend on its ability to continue to develop and market new and improved products that can achieve significant market acceptance. Current competitors or new market entrants could introduce new or enhanced products with features which render the Company's products obsolete or less marketable. Checkmate continually seeks to enhance and improve its products and develop new products, particularly in the area of software. Substantial start-up costs are associated with the introduction of new products, which could cause the Company to incur operating losses or experience a reduced level of profitability in periods following their introduction. Further, unanticipated technical or other development problems could result in material delays in new product commercialization or significantly increased costs. There can be no assurance that any new product will receive market acceptance or that the product can be sold at a profit. The ability of the Company to compete successfully will depend on its ability to maintain a technically competent research and development staff and to adapt to technological changes and advances in the industry. While Checkmate believes that its products are currently competitive, future demand for its products will depend on its ability to enhance and improve existing products and successfully develop and market new products. There can be no assurance that the Company will be able to successfully enhance its existing products or develop new products or that any such enhanced or new products will be commercially acceptable.

RELIANCE ON LARGE CUSTOMERS

    Checkmate has historically relied upon a small number of large retail customers, each with a large number of POS stations, for a significant percentage of its revenues. Checkmate's two largest customers are Wal-Mart Stores, Inc. and Kmart Corporation, sales to which accounted for 17% and 10% of Checkmate's total net revenues in 1997, respectively. During 1996, sales to two of Checkmate's customers accounted for 28% of Checkmate's total net revenues. Checkmate derives most of its revenues from the initial installation of products. Checkmate does, however, derive additional revenues as its customers expand their operations to new locations or install other products. Accordingly, the Company's future success will depend on its continued ability to successfully market its products to retail customers with a large number of POS stations and to large financial institutions. There can be no assurance that the Company will continue to secure the business of a significant number of new customers or that demand for the Company's products win be sufficient to ensure a broad and sustainable source of revenue. In addition, the timing of orders from large customers, and shipments against those orders, can result in significant quarter to quarter variations in revenue and profit.

COMPETITION

    The business in which Checkmate operates is highly competitive. The Company's sales and potential profitability will be affected by competition from other businesses, including established firms with greater financial resources and more experience, as well as by competition from other forms of data entry. Checkmate faces significant competition from VeriFone, Inc. and is aware of at least six other competitors which market check readers, including five with MICR reading capabilities. In addition, payment authorization systems, signature capture and verification products and specialized document readers are marketed by a number of competitors and additional competitors may enter the market as the demand for these types of products expands. Some of these existing and potential competitors have significantly larger financial, technical and marketing resources than the Company, even after the consummation of the proposed transaction, and there can be no assurance that the Company will be able to compete successfully with them in the future.

    Checkmate anticipates that it will continue its efforts to lower the cost of its products through manufacturing efficiencies and other cost saving measures to maintain competitive prices for its products. The Company's continuing sales and marketing efforts will be critical as it faces competition in the marketplace. There can be no assurance that the Company will be able to develop or sustain a competitive position for its products. Although Checkmate has no specific information regarding the plans of its competitors, it assumes that its competitors are continuously working on product enhancements, improved technologies and alternative products. There can be no assurance that a competitor will not develop improved or alternative products in the future which could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON PROPRIETARY TECHNOLOGY, LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND RISK OF
INFRINGEMENT

    Checkmate relies on technologies that are protected by a combination of patents, trademarks, trade secrets, copyrights and employee nondisclosure agreements. Checkmate's hand readers incorporate technology covered by a U.S. patent that expires in 2008. The technique employed to enable Checkmate's readers to use "parasitic" power from lower power sources incorporates technology covered by a U.S. patent that expires in 2013. Upon the expiration of these patents, the Company's competitors may be able to incorporate the technology covered by these patents into their products which could have a material adverse effect on the Company's business, financial condition or results of operations.

    Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products, and Checkmate has agreed to indemnify many of its customers against such claims. The Company anticipates that the number of infringement claims will increase as the number of electronic commerce products and services increase and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to address, result in costly litigation, and may not be resolved on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON SUPPLIERS AND MANUFACTURERS

    Checkmate currently assembles most of its products at its manufacturing facility in Roswell, Georgia. However, certain components used in these products are manufactured by and are available from only a limited number of sources. In addition, some of Checkmate's products are manufactured by third parties.

Certain of these products are currently purchased from single suppliers, and the failure of any such supplier to meet its commitment on schedule could adversely affect the Company. Although Checkmate has been able to obtain an adequate supply of such products, there can be no assurance that it will be able to continue to do so at reasonable prices in the future. If a sole source supplier were to go out of business or otherwise become unable to meet its supply commitments to the Company, the process of locating and qualifying alternate sources could require up to several months during which time the Company's production could be delayed. Such delays could adversely affect the Company's business, financial condition or results of operations. Use of outside manufacturers and suppliers subjects the Company to additional risks, including potential quality assurance problems, availability of suitable competitive and cost effective manufacturers and suppliers, and potential loss of product margin. Additionally, the Company's systems rely upon certain memory products (static random access memory), the prices and availability of which have fluctuated significantly in the past.

POTENTIAL FLUCTUATION IN FINANCIAL RESULTS

    Many customers of Checkmate order products for immediate delivery and, therefore, a substantial amount of the Company's net revenues in each quarter will result from orders booked in that quarter. In addition, certain of the products offered by Checkmate carry lower gross margins than other products, and any unanticipated shift in the product mix to lower margin products as a percentage of total revenues could adversely affect the Company's profitability. Accordingly, the Company's quarterly net sales and operating results may vary significantly as a result of, among other things, the ability of the Company to make sales to large customers, the volume and timing of bookings received during a quarter and variations in sales mix, as well as increased competition, announcements or introductions of new products by the Company or its competitors, changes in the costs of components, delays in production schedules and changes in economic or other conditions affecting customers or end users of its products. Furthermore, because Checkmate's systems historically have been used primarily by U.S. retail merchants, Checkmate has experienced strong demand for its products in the second, third and fourth quarters as retailers purchase transaction automation systems for installation prior to and during the fourth quarter holiday season. In past years, demand from retail customers for Checkmate's products has tended to flatten in the succeeding first calendar quarter. Accordingly, the historical financial performance of the Company is not necessarily a meaningful indicator of future results of the Company and, in general, management expects that the Company's financial results may vary from period to period.

POTENTIAL "YEAR 2000" PROBLEMS

    It is possible that Checkmate's currently installed computer systems, software products or other business systems, or those of Checkmate's suppliers or customers, will not always accept input of, store, manipulate and output dates in the years 1999, 2000 or thereafter without error or interruption. Checkmate has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information, and Checkmate currently believes that its systems and products will correctly process date information in such years. There can be no assurance that Checkmate will identify all date-handling problems in its systems and products, or that its customers and suppliers will do so, in advance of their occurrence or that Checkmate or its customers and suppliers will be able to successfully remedy problems that are discovered. The expenses of Checkmate's efforts to identify and address such problems, or the expenses or liabilities to which it may become subject as a result of such problems, could have a material adverse effect on the Company's results of operations and financial condition.

PRODUCT DEFECTS

    Products as complex as those offered by Checkmate may contain undetected design defects or software or hardware errors that could be difficult to detect and correct when first introduced or as new versions are released. Such errors have occurred in the past, and there can be no assurance that, despite testing by the Company and its customers, errors will not be found in new or enhanced products after commencement of commercial shipments. Moreover, there can be no assurance that once detected, such errors can be corrected in a timely manner, if at all. Software errors may take several months to correct, if they can be corrected at all, and hardware errors may take even longer to rectify. The occurrence of any such software or hardware errors, as well as any delay in correcting them, could result in delays in the shipment of products, loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts or the loss of credibility with the Company's distributors and customers, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's POS payment systems products are used to process payment transactions and, as a result, the security features of such products are important. In general, the Company's POS payment systems products are designed to comply with industry practices relating to security in payment transactions. Any failure of the security features of the Company's products could adversely affect the marketing of such products and any violation of its product warranties resulting from security breaches could result in claims against the Company which could have a material adverse effect on the Company's business, financial condition or results of operations.

GOVERNMENT AND INDUSTRY REGULATION

    Government regulatory policies affect charges and terms for both private-line and public network automated transaction processing services. Therefore, changes in such policies which make it more costly to communicate on such networks could adversely affect the demand for transaction automation systems, increase the costs of development or increase the opportunity for additional competition. Checkmate must also obtain product certification on the applicable acquiror's systems in the U.S., Canada and other countries. Any delays in obtaining necessary certifications with respect to future products could delay their introduction or result in their cancellation, which could have a material adverse effect on the Company. In addition, the United States Federal Communications Commission requires that Checkmate's products which are sold in the United States comply with certain rules and regulations governing their performance. Compliance with future regulations or changes in the interpretation of existing regulations could result in the need to modify products or systems which may involve substantial costs or delays in sales and could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

    The Company's success depends to a large extent on the skills and efforts of its senior management. Consequently, the loss of one or more members of senior management could have a material adverse effect on the Company. Further, the Company's business requires that it continue to attract and retain additional personnel with a variety of technical and managerial skills, including engineering, computer programming and sales expertise. Significant competition exists for such personnel, and there can be no assurance that the Company will be able to attract and retain personnel with the skills and experience needed to achieve and manage growth.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Company and the report of independent auditors thereon are set forth following the Index of Financial Statements on page F-1 of this report:

    Balance Sheets at December 31, 1997 and 1996

    Statements of Operations for each of the three years in the period ended December 31, 1997

    Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

    Statements of Cash Flows for each of the three years in the period ended December 31, 1997

    Notes to Financial Statements

    The supplementary financial information required to be included in this report is set forth in Note 10 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    JAMES W. CROWLEY, AGE 77, has been a director of the Company at various times since 1976 and was most recently elected as a director in 1992. He has been retired for more than six years. Prior to his retirement he was Chairman of the Board of A.M.I., Inc., a technical school in Daytona Beach, Florida. He also was a founder of Repadco Industries, Inc., an outdoor advertising company in Daytona Beach, Florida.

    GREGORY A. LEWIS, AGE 52, has been the President and Chief Operating Officer and a director of the Company since September 4, 1997. Prior to joining Checkmate, Lewis was employed by VeriFone, Inc. Lewis began his career at VeriFone in 1984 as one of the founding executives and served in various executive positions during his employment. His most recent assignment was vice president and general manager of the Emerging Markets Division. Prior to 1984, Lewis held various executive positions during his fourteen-year career at National Data Corporation, as well as serving as executive vice president of Business Development with Buy Pass Corporation.

    JOHN J. NEUBERT, AGE 59, has been the Senior Vice President-Finance and Administration and Chief Financial Officer of the Company since 1990 and a director of the Company since May 1994. Mr. Neubert also was the Chief Operating Officer of the Company from May 1994 until September 1997. Mr. Neubert was Executive Vice President and Chief Financial Officer of Technology Research Group, Inc., a software development and systems integrator company, from 1987 until 1990. He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987. Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

    FRANK C. PETERS, AGE 50, has been a director of the Company since 1993. Mr. Peters has been a Senior Vice President and Chief Financial Officer of TelephoNET Corp., an internet and telephone provider, since April 1997. From August 1995 to April 1997, Mr. Peters was the President and Chief Executive Officer of MICR-Net International, Inc., an authenticity verification systems company. Mr. Peters served as Vice President and Controller of Merry-Go-Round Enterprises, Inc., a publicly traded specialty retailer of men's and women's apparel from 1974 until his retirement in January 1995. In that capacity, Mr. Peters has served as the principal accounting officer.

    J. STANFORD SPENCE, age 68, has been Chief Executive Officer of the Company since July 1997, and is the founder and, except for two brief periods, has been Chairman of the Board of the Company and its predecessors since 1973. Mr. Spence also served as interim Chief Executive Officer of the Company from May 1994 until August 1994. Mr. Spence has been Chairman of the Board of Directors, Chief Executive Officer and owner of Stanford Technologies, Inc., a financial software development company in Austin, Texas, since 1985.

    HOWARD W. YENKE, AGE 61, has been a director of the Company since 1993. Since December 1997, Mr. Yenke has been the president and chief executive officer of Silent Systems, Inc., a private company providing thermal and acoustical products to the PC industry. From July 1996 to November 1997, Mr. Yenke was the president and chief executive officer of LANart Corp., a private local area network company. From November 1995 to June 1997, Mr. Yenke was the President of The Yenke Group, a business consulting firm. From November 1994 to October 1995, Mr. Yenke was the president and chief executive officer of Enterprise Development Corporation of Palm Beach County, an economic development consulting firm. From June 1994 to October 1994, Mr. Yenke was president and chief executive officer of Arco Computer Products. From May 1989 to March 1994, Mr. Yenke was employed by Boca Research, Inc. in several capacities, including its president and chief executive officer from September 1991 through March 1994. Prior thereto, Mr. Yenke was employed by IBM Corporation in various executive management positions. Mr. Yenke is a Director of Communications Systems International, Inc., Access Solutions International, Inc., and several private companies.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

    The following table sets forth the compensation earned by (a) each person who served as the Chief Executive Officer of the Company during any part of the fiscal year ended December 31, 1997, (b) up to four other executive officers of the Company who served as such at December 31, 1997 and whose annual compensation and bonus was $100,000 or more and (c) any person for whom disclosure would have been provided pursuant to clause (b) but for the fact that the person did not serve as an executive officer at December 31, 1997 (collectively, the "Named Executive Officers"). For information regarding the various factors considered by the Compensation and Stock Option Committee of the Board of Directors in establishing the compensation of such persons for 1997, see "Compensation and Stock Option Committee Report on Executive Compensation" below.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                        -------------
                                                                 ANNUAL COMPENSATION     SECURITIES      ALL OTHER
                     NAME AND                                  -----------------------   UNDERLYING    COMPENSATION
              PRINCIPAL POSITION(1)                   YEAR     SALARY($)(1)  BONUS($)    OPTIONS(#)       ($)(2)
--------------------------------------------------  ---------  ------------  ---------  -------------  -------------
J. Stanford Spence................................       1997       --          --           10,000      $  14,000
CHAIRMAN OF THE BOARD AND                                1996       --          --           10,000          9,000
CHIEF EXECUTIVE OFFICER                                  1995       --          --           10,000         11,500
Jerry P. Malec....................................       1997  $  112,000(3)    --           --            232,958
FORMER PRESIDENT AND CHIEF                               1996       216,000  $  67,500       --                  *
EXECUTIVE OFFICER                                        1995       200,000    125,000      100,000              *
John J. Neubert...................................       1997       129,600     --           --                  *
SENIOR VICE PRESIDENT FINANCE                            1996       129,600     43,500       --                  *
AND ADMINISTRATION AND CHIEF                             1995       120,000     80,000       50,000              *
FINANCIAL OFFICER

------------------------

(1) Includes amounts deferred at the election of the officers pursuant to the Company's Section 401(k) retirement plan.

(2) Reflects (a) directors fees paid to Mr. Spence in his capacity as a non-employee director of the Company in each of 1997, 1996 and 1995; (b) amounts of premiums paid by the Company for term life insurance policies on the lives of the Named Executive Officers, the proceeds of which are payable to the respective beneficiaries designated by them ($1,013 for Mr. Malec in 1997); (c) amounts contributed by the Company on behalf of the Named Executive Officers pursuant to the Company's Section 401(k) retirement plan ($3,445 for Mr. Malec in 1997); (d) consulting fees of $1,000 paid to Mr. Spence in 1997; and (e) severance payments for Mr. Malec of $228,500 in 1997. Amounts denoted by an asterisk are below 10% of the total annual salary and bonus reported for the Named Executive Officer for the respective year.

(3) The 1997 salary paid to Mr. Malec is for the period from January 1, 1997 through July 7, 1997 (effective date of termination).

STOCK OPTIONS

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                             POTENTIAL REALIZABLE
                                                                                                                   VALUE AT
                                                                                                             ASSUMED ANNUAL RATES
                                                        INDIVIDUAL GRANTS                                             OF
                                                   NUMBER OF       % OF TOTAL                                     STOCK PRICE
                                                  SECURITIES         OPTIONS                                   APPRECIATION FOR
                                                  UNDERLYING       GRANTED TO       EXERCISE                      OPTION TERM
                                                    OPTIONS       EMPLOYEES IN        PRICE     EXPIRATION   ---------------------
NAME                                                GRANTED        FISCAL YEAR      ($/SHARE)      DATE       5% ($)     10% ($)
-----------------------------------------------  -------------  -----------------  -----------  -----------  ---------  ----------
J. Stanford Spence.............................       10,000              1.4%      $  12.375      5/19/07   $  75,565  $  194,361
Jerry P. Malec.................................       --               --              --           --          --          --
John J. Neubert................................       --               --              --           --          --          --

    The following table sets forth information regarding (i) all exercises of stock options by the named executive officers in 1997 and (ii) the number of shares underlying stock options held by the Named Executive Officers as of December 31, 1997, and the respective values of these unexercised options at December 31, 1997.

                                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                            FISCAL YEAR END OPTION VALUES
                                               -------------------------------------------------------
                                                                                        NUMBER OF
                                                                                       SECURITIES
                                                                                       UNDERLYING        VALUE OF UNEXERCISED
                                                                                   UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS
                                                                                        AT FISCAL           AT FISCAL YEAR
                                                    SHARES                             YEAREND(#)              END($)(1)
                                                  ACQUIRED ON          VALUE          EXERCISABLE/           EXERCISABLE/
NAME                                              EXERCISE(#)       REALIZED($)       UNEXERCISABLE          UNEXERCISABLE
---------------------------------------------  -----------------  ---------------  -------------------  -----------------------
J. Stanford Spence...........................         --                --             130,000/10,000               -/ -
Jerry P. Malec...............................         --                --                -/ -                     - / -
John J. Neubert..............................         --                --             233,334/16,666               -/ -

------------------------

(1) Such value is computed by subtracting the option exercise price from the market price of the Common Stock on (a) the date of exercise or (b) December 31, 1997, in the case of unexercised options, and multiplying the resulting figure by the total number of shares underlying the options in question. Based on a closing price of $6.875 as of December 31, 1997, none of the options held by Named Executive Officers are in-the-money.

                    COMPENSATION AND STOCK OPTION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

    This report by the Compensation and Stock Option Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for 1996 and specifically reviews the compensation established for each person who served as the Chief Executive Officer of the Company during 1997 as reported in the Summary Compensation Table. The Committee was composed entirely of non-employee directors of the Company during 1997.

COMPENSATION POLICY FOR EXECUTIVE OFFICERS

    The Company's compensation policies for its executive officers are intended to create a direct relationship between the level of compensation paid to executives and the Company's current and long-term level of performance. The Committee believes that this relationship is best implemented by providing a compensation package consisting of separate components, all of which are designed to enhance the Company's overall performance. These components are base salary, short-term bonus compensation and long-term incentive compensation in the form of stock options.

    The base salaries for the Company's executive officers are established by the Committee at the beginning of each year based on the Committee's subjective evaluation of how well the executive officers fulfilled their respective responsibilities in the prior year. In making this determination, the Committee takes into consideration the individual performance of the executive officers in the prior year in relation to the financial goals established for the Company by the Board of Directors and the Company's financial performance for the prior year. In determining the base salaries of the executive officers for 1997, the Committee considered in particular the fact that although the Company's net revenues increased from $29.2 million in 1995 to $35.1 million in 1996, net income remained essentially unchanged at $2.5 million in both 1995 and 1996. In view of the Company's performance in 1996, and based upon the Committee's general understanding of the salary levels paid to executive officers performing equivalent functions at similar companies in the same or related industries, the Committee made no changes in the base salaries of the Company's executive officers for 1997.

    Bonuses established for the executive officers are intended to provide an incentive for improved performance in the coming year. Target bonus levels for the executive officers are established by the Committee at the beginning of each year, based on targeted levels of pre-tax income for such year. In view of the Company's financial performance in 1997, no bonuses were paid to any of the executive officers for 1997.

    The Company's long-term incentive compensation plan for its executive officers is based on the Company's 1993 Stock Option Plan. This plan promotes ownership of the Company's Common Stock, which in turn provides a common interest between the shareholders of the Company and the executive officers of the Company and establishes a direct link between any compensation received under the Plan (through the exercise of stock options) and the performance of the Company (as reflected by increases in the price of its Common Stock) and the contribution of the individual thereto. Options, usually granted annually, have an exercise price equal to the fair market value of the shares on the date of grant and, to encourage a long-term perspective, have an exercise period of ten years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the 1993 Stock Option Plan. All of the Company's executive officers have been granted stock options in prior years, but no options were granted in 1997 to any executive officers under the 1993 Stock Option Plan, except for options to purchase 300,000 shares that were granted at fair market value to the Company's new President and Chief Operating Officer when he was hired in September 1997.

    The compensation established for the Company's executive officers for 1997 was based, in part, on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts, however, mainly reflect the subjective discretion of the members of the Committee based on their evaluation of the Company's current and anticipated future financial performance, the contribution of the individual executive officers to such financial performance, the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's financial performance and the most appropriate incentive to link the performance and compensation of the executive officers to shareholder returns on the Company's Common Stock.

CHIEF EXECUTIVE OFFICER COMPENSATION

    In structuring the 1997 compensation plan for Mr. Malec, the Committee considered the alignment of his compensation with the financial performance of the Company to be essential. Accordingly, the Committee implemented a compensation structure that tied high levels of compensation for Mr. Malec to a substantial improvement in corporate performance, including new product and service developments, that would correspondingly enhance shareholder value. As described above, the Committee, in its subjective discretion, elected not to increase Mr. Malec's base salary for 1997 in view of the Company's financial performance in 1996. Accordingly, Mr. Malec's based 1997 salary remained at $216,000 per year, unchanged from his 1996 base salary. Because Mr. Malec resigned from the Company on July 7, 1997, he received no bonus for 1997. No stock options were granted to Mr. Malec in 1997.

    Mr. Jerry P. Malec resigned from the positions of President, Chief Executive Officer and director of the Company effective as of July 7, 1997. In connection with his resignation, Mr. Malec entered into a severance agreement with the Company which provided that, in consideration for the termination of Mr. Malec's employment agreement, Mr. Malec's release of the Company for any claims which he may have against the Company and certain other agreements, the Company would pay Mr. Malec a sum equal to three times his current monthly base salary and would allow Mr. Malec to receive all vested benefits under the Company's employee benefit plans, including payment for accrued and unused vacation. In addition, Mr. Malec and the Company agreed that the Company would cancel approximately 318,000 stock options held by Mr. Malec in consideration for the Company's payment on behalf of Mr. Malec of the $8.25 per option exercise price of 30,750 options held by Mr. Malec which resulted in Mr. Malec owning 30,750 shares of the Company's Common Stock.

    On July 7, 1997, following Mr. Malec's resignation as President and Chief Executive Officer of the Company, the Board of Directors elected J. Stanford Spence, who was serving as the Chairman of the Board of the Company in a non-employee capacity, to the additional position of President and Chief Executive Officer to succeed Mr. Malec. Mr. Spence resigned as a member of the Committee as of that date. Mr. Spence served as Chairman of the Board, President and Chief Executive Officer without compensation until September 1997 when the Company hired a new President and Chief Operating Officer, and Mr. Spence has continued to serve as Chairman of the Board and Chief Executive Officer without compensation, other than options granted to him at fair market value under the 1994 Directors Stock Option Plan. See "-Director Compensation" below.

SECTION 162(M) OF THE INTERNAL REVENUE CODE

    It is the responsibility of the Committee to address the issues raised by
Section 162(m) of the Internal Revenue Code, which made certain non-performance-based compensation in excess of $1,000,000 to executives of public companies non-deductible to these companies. The Committee has reviewed the issues applicable to the Company and has determined that it is not necessary for the Company to take any action at this time with regard to this new limit.

                                    COMPENSATION AND STOCK OPTION COMMITTEE
                                    James W. Crowley
                                    Frank C. Peters
                                    Howard W. Yenke

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1997, the Compensation and Stock Option Committee consisted of James
W. Crowley, Frank C. Peters, Howard W. Yenke and, until July 7, 1997, J. Stanford Spence. Messrs. Crowley, Peters and Yenke were non-employee directors of the Company throughout the year, and Mr. Spence served in a non-employee capacity as Chairman of the Board of the Company until July 7, 1997, when he was elected to the additional position of President and Chief Executive Officer of the Company and resigned from the Committee. See "Item 13. Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

    On January 1, 1998, Checkmate and Mr. John J. Neubert entered into a three year employment agreement. The agreement provides for Mr. Neubert's employment as Executive Vice President and Chief Financial Officer of Checkmate at a base salary of $160,000, $175,000 and $190,000 per year, respectively. The employment agreement provides that in the event of termination: (i) by Mr. Neubert for good reason, by Checkmate other than for cause, death or disability or upon the expiration of the term thereof, Mr. Neubert will receive a lump sum payment equal to (a) his unpaid compensation up to the date of termination, (b) the product of his annual bonus for the year of the date of termination and a fraction, the numerator of which is the number of days in the current fiscal year up to the date of termination and the denominator of which is 365, (c) a severance payment equal to the present value of the income stream represented by a continuation of his base salary and target annual bonus, unless the date of termination occurs within two years of a change in control, in which case the severance payment is equal to two times the appropriate base salary and annual bonus for Mr. Neubert in effect for that year; (ii) by Mr. Neubert's death, his estate or beneficiary will be entitled to receive his unpaid compensation up to the date of his death and any other benefits accrued up to the date of his death; and (iii) by Mr. Neubert's disability, retirement or voluntary termination without good reason or by Checkmate for cause, he will be entitled to receive is unpaid compensation up to the date of termination.

DIRECTOR COMPENSATION

    Directors who are not employees of the Company receive a fee of $4,000 per year, payable on a quarterly basis, a fee of $1,250 for each regularly scheduled meeting attended and a fee of $250 for each scheduled telephone meeting attended. Members of the Audit and the Compensation and Stock Option Committees receive an annual fee of $2,000 for service on one or both of these committees. Additionally, each non-employee member of the Board of Directors is granted options to purchase 10,000 shares of the Company's Common Stock per year pursuant to the Company's 1994 Directors Stock Option Plan. On May 19, 1997, options to purchase 10,000 shares of Common Stock were granted to each of the non-employee directors of the Company -- James W. Crowley, Frank C. Peters, J. Stanford Spence and Howard W. Yenke -- pursuant to the 1994 Directors Stock Option Plan. The exercise price of these options was $12.375 per share, which was the closing sale price of the Company's Common Stock on the Nasdaq National Market on the date of grant. The options vest on May 19, 1998, or sooner upon the death or disability of the optionee or the occurrence of certain events constituting a "change of control" of the Company, as such term is defined in the 1994 Directors Stock Option Plan. The options expire on May 19, 2007.

                            STOCK PERFORMANCE GRAPH

    The Company's Common Stock began trading on the Nasdaq National Market System on September 28, 1993. The price information reflected for the Company's Common Stock in the following performance graph and accompanying table represents the closing sales prices of the Common Stock for the period from September 28, 1993 through December 31, 1997, on an annual basis. The graph and the accompanying table compare the cumulative total shareholders' return on the Company's Common Stock during such period with the cumulative total return of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Computer Manufacturing Companies Index for such period. The calculations in the graph and table assume that $100 was invested on September 28, 1993, in each of the Company's Common Stock and each index and also assume dividend reinvestment.

                                    [GRAPH]

                                                         9/28/93    12/31/93     12/31/94     12/31/95     12/31/96     12/31/97
                                                        ---------  -----------  -----------  -----------  -----------  -----------
Nasdaq Composite Index................................     100.00      104.01       101.67       143.78       176.86       217.12
Nasdaq Computer Index.................................     100.00      114.54       125.80       198.16       266.09       321.89
Checkmate Electronics, Inc............................     100.00      111.76        85.29       173.53       152.94        80.88

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's Common Stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during the year ended December 31, 1997, all filing requirements applicable to its directors, executive officers and owners of more than 10% of its Common Stock were complied with in a timely manner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common Stock as of December 31, 1997, by
(i) each shareholder known by the Company to beneficially own five percent or more of the outstanding shares of such Common Stock, (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

    Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares of Common Stock as to which a person possesses sole or shared voting and/or investment power and shares which may be acquired on or before March 1, 1998 upon the exercise of stock options. Except as otherwise noted in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons. Unless otherwise indicated, the business address of each person is the Company's corporate address.

                                                                                           NUMBER      PERCENT
NAME OF BENEFICIAL OWNER                                                                 OF SHARES    OWNED(1)
---------------------------------------------------------------------------------------  ----------  -----------
5% Owners:
Dudley L. Moore, Jr....................................................................     494,788(3)       9.13%
Directors:
J. Stanford Spence.....................................................................     636,055(2)      11.73%
John J. Neubert........................................................................     268,112(4)       4.95%
James W. Crowley.......................................................................     167,028(4)       3.08%
Gregory A. Lewis.......................................................................      60,000(4)       1.11%
Frank C. Peters........................................................................      33,000(4)          *
Howard W. Yenke........................................................................      30,000(4)          *
Other Named Executive Officer:
Jerry P. Malec.........................................................................      31,962           *
All directors and executive officers as a group (6 persons)............................   1,194,195(5)      22.03%

------------------------

(1) The percentages are based upon the 5,420,188 shares of the Company's Common Stock issued and outstanding as of March 17, 1998. Percentages less than one percent are denoted by an asterisk.

(2) The shares shown include 26,397 shares owned by Stanford Technologies, Inc., a corporation of which Mr. Spence and his wife are the sole shareholders, and 130,000 shares that may be acquired upon exercise of stock options granted to Mr. Spence. Mr. Spence's address is 7209 Valburn Drive, Austin, Texas 78731. See "Item 11. Executive Compensation--Stock Options."

(3) The shares shown include 466,994 shares owned by Moore family partnerships, over which shares Mr. Moore, as the general partner of each of the partnerships, has voting and investment control. Mr. Moore's address is 1000 Parkwood Circle, #1000, Atlanta, Georgia 30339.

(4) Includes all shares which may be acquired within 60 days after December 31, 1997 by the exercise of stock options under the Company's stock option plan as follows: 233,334 shares by Mr. Neubert, 30,000 shares by Mr. Crowley, 60,000 shares by Mr. Lewis, 30,000 shares by Mr. Peters, and 28,750 shares by Mr. Yenke.

(5) The shares shown include 452,084 shares that may be acquired upon exercise of stock options granted to the directors and executive officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1984, the Company entered into an agreement that gave Mr. Spence, exclusive rights to sell and market the Company's MICR reader products. Subsequently, after determining that the Company should market its own products, the Company entered into a settlement agreement with Mr. Spence and Stanford Technologies, Inc. ("STI"), which is owned by Mr. Spence and his wife (the "STI Agreement"). Pursuant to the STI Agreement, Mr. Spence and STI transferred and assigned to the Company all of their rights to market the Company's MICR analyzers. Also pursuant to the STI Agreement, Mr. Spence and STI agreed to refrain from competing against the Company for a period of eleven years following his resignation or removal from the Company's Board of Directors. In exchange for such benefits, the STI Agreement provides that the Company shall make minimum monthly payments aggregating no less than $15,000 per month (of which $10,000 is adjusted semi-annually for inflation) or, at the Company's option in order to accelerate full payments (as described in the preceding sentence), 5% of sales if this amount exceeds the minimum aggregate amount due. Payments under the terms of the STI Agreement terminate upon the first to occur of (j) June 30, 2000; or (ii) that time at which payments pursuant to the STI Agreement equal $1,758,321 (plus adjustments for inflation). The Company paid $216,000 to STI in 1997 pursuant to the STI Agreement, and as of December 31, 1997, a total of $1,613,000 (including $203,000 of inflation adjustments) had been paid by the Company to STI pursuant to the STI Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS REPORT

1. FINANCIAL STATEMENTS

    The following financial statements of the Company and the related report of independent auditors thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

    Report of Independent Auditors

    Balance Sheets at December 31, 1997 and 1996

    Statements of Operations for each of the three years in the period ended December 31, 1997

    Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

    Statements of Cash Flows for each of the three years in the period ended December 31, 1997

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

        2  Combination Agreement dated January 16, 1998 by and among IVI Checkmate Corp.,
           International Verifact Inc., Checkmate Electronics, Inc. and Future Merger Corporation
           -- filed herewith.

      3(i) Articles of Incorporation of the Company (Exhibit 3(i) to the Company's Registration
           Statement on Form S-1, No. 33-67048).

     3(ii) Bylaws of the Company (Exhibit 3(ii) to the Company's Registration Statement on Form
           S-1, No. 33-67048).

       4.  Specimen Common Stock certificate (Exhibit 4 to the Company's Registration Statement
           on Form S-1, No. 33-67048).

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

       (d) Eighth Amendment, dated April 1, 1996, to the Lease Agreement filed as Exhibit 10.1
           (Exhibit 10.1(d) to the Company's Annual Report on Form 10-K for the period ending
           December 31, 1996).

       (e) Ninth Amendment, dated August 18, 1997, to the Lease Agreement filed as Exhibit
           10.1--filed herewith.

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

     10.4  Executive Compensation Plans and Arrangements:

       (a) 1988 Employee Incentive Stock Option Plan (Exhibit 10.8 to the Company's Registration
           Statement on Form S-1, No. 33-67048).

       (b) 1993 Stock Option Plan (Exhibit 10.9 to the Company's Registration Statement on Form
           S-1, No. 33-67048).

       (c) 1994 Directors' Stock Option Plan (Exhibit 10.19(c) to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1993).

       (d) Consulting Agreement dated as of February 1, 1995 between the Company and James W.
           Crowley (Exhibit 10.19(e) to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

       (e) Consulting Agreement for the period of February 1, 1996 to January 31, 1997 between the Company and James W. Crowley (Exhibit 10.4(f) to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1995).

       (f) Employment Agreement dated January 1, 1998 by and between the Company and John J.
           Neubert -- filed herewith.

       (g) Employment Agreement dated January 1, 1998 by and between the Company and Gregory A.
           Lewis -- filed herewith.

     10.5  Loan Agreement dated December 19, 1994 by and between the Company and NationsBank with respect to a $1,000,000 revolving line of credit (Exhibit 10.1 to the Company's
           Quarterly Report

           on Form 10-Q for the period ended March 31, 1995).

     10.6  Lease Agreement dated February 5, 1997 by and between the Company and ASC North Fulton
           Associates Joint Venture, for the Company's premises located at 1335 Northmeadow
           Parkway, Roswell, Georgia, 30076 (Exhibit 10.1 to the Company's Quarterly Report on
           Form 10-Q for the period ended March 31, 1997).

      21.  Subsidiaries of the Registrant -- filed herewith.

      23.  Consent of Ernst & Young LLP -- filed herewith.

      27.  Financial Data Schedule -- filed herewith.

    (B) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

    (c) See Item 14(a)(3) above.

    (d) See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                CHECKMATE ELECTRONICS, INC.
                                (Registrant)

                                By:             /s/ GREGORY A. LEWIS
                                     -----------------------------------------
                                                  Gregory A. Lewis
                                        PRESIDENT & CHIEF OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

          SIGNATURE                        TITLE
------------------------------  ---------------------------
    /s/ J. STANFORD SPENCE      Chief Executive Officer and
------------------------------    Chairman of the Board
      J. Stanford Spence

     /s/ GREGORY A. LEWIS       President, Chief Operating
------------------------------    Officer and Director
       Gregory A. Lewis           Gregory A. Lewis

     /s/ JAMES W. CROWLEY       Director
------------------------------
       James W. Crowley

     /s/ FRANK C. PETERS        Director
------------------------------
       Frank C. Peters

     /s/ HOWARD W. YENKE        Director
------------------------------
       Howard W. Yenke

                                Chief Financial Officer,
     /s/ JOHN J. NEUBERT          Senior Vice President
------------------------------    Finance and
       John J. Neubert            Administration and
                                  Director

                         INDEX TO FINANCIAL STATEMENTS

Cover Page............................................................................        F-1

Report of Independent Auditors........................................................        F-2

Balance Sheets at December 31, 1997 and 1996..........................................        F-3

Statements of Operations for each of the three years in the period ended December 31,
  1997................................................................................        F-4

Statements of Shareholders' Equity for each of the three years in the period ended
  December 31, 1997...................................................................        F-5

Statements of Cash Flows for each of the three years in the period ended December 31,
  1997................................................................................        F-6

Notes to Financial Statements.........................................................        F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Checkmate Electronics, Inc.

    We have audited the balance sheets of Checkmate Electronics, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Checkmate Electronics, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /S/ ERNST & YOUNG LLP

February 18, 1998
Atlanta, Georgia

                          CHECKMATE ELECTRONICS, INC.

                                 BALANCE SHEETS

           (IN THOUSANDS OF US DOLLARS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $     269  $   2,204
  Investments..................................................................................      3,572      6,970
  Accounts receivable, less allowance of $162 and $187 at December 31, 1997
    and 1996, respectively.....................................................................     11,048      8,453
  Inventories:
    Finished goods.............................................................................      3,267      1,365
    Work in process............................................................................        829        107
    Raw materials and supplies.................................................................      7,175      6,398
                                                                                                 ---------  ---------
                                                                                                    11,271      7,870
  Deferred tax asset...........................................................................        989        636
  Refundable income taxes......................................................................        809        340
  Prepaid expenses.............................................................................        136        961
                                                                                                 ---------  ---------
Total current assets...........................................................................     28,094     27,434
Property and equipment:
  Equipment....................................................................................      9,103      6,377
  Furniture and fixtures.......................................................................      1,017        660
                                                                                                 ---------  ---------
                                                                                                    10,120      7,037
  Accumulated depreciation and amortization....................................................     (4,201)    (2,787)
                                                                                                 ---------  ---------
                                                                                                     5,919      4,250
Identifiable intangible assets, net of accumulated amortization of $899 and $783 at December
  31, 1997 and 1996, respectively..............................................................        292        400
Deferred development costs, net of accumulated amortization of $1,409 and $853 at December 31,
  1997 and 1996, respectively..................................................................      2,935      1,792
Other assets...................................................................................         11         16
                                                                                                 ---------  ---------
                                                                                                 $  37,251  $  33,892
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................................  $   2,372  $   1,158
  Accrued liabilities..........................................................................      1,725      1,709
  Deferred revenue.............................................................................      1,188      1,072
  Current portion of capital lease obligations.................................................         --         14
  Current portion of long-term debt due to related party.......................................        162        146
                                                                                                 ---------  ---------
Total current liabilities......................................................................      5,447      4,099

Long-term debt due to related party, less current portion......................................         41        203

Deferred income taxes..........................................................................      1,924      1,285
Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares -- 40,000,000
      Issued and outstanding shares -- 5,400,000 and 5,232,000
      at December 31, 1997 and 1996, respectively..............................................         54         52
  Additional paid-in capital...................................................................     24,687     23,026
  Retained earnings............................................................................      5,098      5,227
                                                                                                 ---------  ---------
Total shareholders' equity.....................................................................     29,839     28,305
                                                                                                 ---------  ---------
                                                                                                 $  37,251  $  33,892
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

SEE ACCOMPANYING NOTES.

                          CHECKMATE ELECTRONICS, INC.

                            STATEMENTS OF OPERATIONS

                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................  $  33,526  $  35,104  $  29,160
Cost of goods sold...............................................................     20,879     20,572     17,184
                                                                                   ---------  ---------  ---------
Gross profit.....................................................................     12,647     14,532     11,976

Operating expenses:
  Selling, general and administrative............................................     11,306      9,325      7,310
  Research and development.......................................................      1,129        991        499
  Depreciation and amortization..................................................        722        579        496
                                                                                   ---------  ---------  ---------
                                                                                      13,157     10,895      8,305
                                                                                   ---------  ---------  ---------
Operating income (loss)..........................................................       (510)     3,637      3,671
Interest expense.................................................................        (46)       (61)       (84)
Interest income..................................................................        358        432        513
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................................       (198)     4,008      4,100
Provision for income tax expense (benefit).......................................        (69)     1,453      1,558
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $    (129) $   2,555  $   2,542
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income (loss) per share:
  Basic..........................................................................  $   (0.02) $    0.50  $    0.50
  Diluted........................................................................  $   (0.02) $    0.46  $    0.47
Weighted average shares outstanding:
  Basic..........................................................................      5,352      5,154      5,046
  Diluted........................................................................      5,352      5,580      5,420

SEE ACCOMPANYING NOTES.

                          CHECKMATE ELECTRONICS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                  COMMON STOCK
                                                                 $.01 PAR VALUE       ADDITIONAL                    TOTAL
                                                            ------------------------    PAID-IN     RETAINED    SHAREHOLDERS'
                                                              SHARES       AMOUNT       CAPITAL     EARNINGS       EQUITY
                                                            -----------  -----------  -----------  -----------  -------------
Balance at January 1, 1995................................       5,022    $      50    $  20,991    $     130    $    21,171
  Exercise of stock options...............................          62            1          352           --            353
  Net income..............................................          --           --           --        2,542          2,542
                                                                 -----        -----   -----------  -----------  -------------
Balance at December 31, 1995..............................       5,084           51       21,343        2,672         24,066
  Exercise of stock options...............................         148            1        1,291           --          1,292
  Tax benefit related to employee stock options...........          --           --          392           --            392
  Net income..............................................          --           --           --        2,555          2,555
                                                                 -----        -----   -----------  -----------  -------------
Balance at December 31, 1996..............................       5,232           52       23,026        5,227         28,305
  Exercise of stock options...............................         168            2        1,445           --          1,447
  Tax benefit related to employee stock options...........          --           --          216           --            216
  Net loss................................................          --           --           --         (129)          (129)
                                                                 -----        -----   -----------  -----------  -------------
Balance at December 31, 1997..............................       5,400    $      54    $  24,687    $   5,098    $    29,839
                                                                 -----        -----   -----------  -----------  -------------
                                                                 -----        -----   -----------  -----------  -------------

SEE ACCOMPANYING NOTES.

                          CHECKMATE ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1997        1996        1995
                                                                                 ---------  ----------  ----------
OPERATING ACTIVITIES
Net income (loss)..............................................................  $    (129) $    2,555  $    2,542
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization..............................................      2,086       1,427       1,020
    Accretion of marketable securities discount................................         30          74         (53)
    Deferred income taxes......................................................        286           1         371
    Changes in operating assets and liabilities:
      Accounts receivable......................................................     (2,595)     (1,125)     (2,803)
      Inventories..............................................................     (3,402)       (382)     (1,794)
      Prepaid expenses.........................................................        831        (772)         28
      Refundable income taxes..................................................       (469)         99        (439)
      Accounts payable and accrued liabilities.................................      1,446         504         519
      Deferred revenue.........................................................        116         500         264
                                                                                 ---------  ----------  ----------
Net cash provided by (used in) operating activities............................     (1,800)      2,881        (345)
INVESTING ACTIVITIES
Purchases of property and equipment............................................     (3,083)     (1,817)     (1,925)
Deferred development costs.....................................................     (1,699)       (644)       (741)
Purchases of investments.......................................................     (9,514)    (21,483)    (11,101)
Proceeds from sale of investments..............................................     12,882      21,293      14,112
Other..........................................................................         (8)        (28)        (37)
                                                                                 ---------  ----------  ----------
Net cash provided by (used in) investing activities............................     (1,422)     (2,679)        308
FINANCING ACTIVITIES
Payments of debt and capital leases............................................       (160)       (168)       (183)
Proceeds from issuance of common stock.........................................      1,447       1,292         352
                                                                                 ---------  ----------  ----------
Net cash provided by financing activities......................................      1,287       1,124         169
                                                                                 ---------  ----------  ----------
Net increase (decrease) in cash and cash equivalents...........................     (1,935)      1,326         132
Cash and cash equivalents at beginning of year.................................      2,204         878         746
                                                                                 ---------  ----------  ----------
Cash and cash equivalents at end of year.......................................  $     269  $    2,204  $      878
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.........................................................  $      46  $       61  $       84
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Cash paid for income taxes.....................................................  $     270  $    1,026  $    1,058
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

SEE ACCOMPANYING NOTES.

                          CHECKMATE ELECTRONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

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

    The industry in which the Company operates is subject to rapid change due to the development of new competing technologies and products.

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

INVESTMENTS

    Investments are stated at cost plus accrued interest which approximates market value. Approximately $3.6 million and $6.9 million was invested in U.S. Treasury bills at December 31, 1997 and 1996, respectively. These U.S. Treasury bills had initial maturities of six months and are classified as held-to-maturity.

INVENTORIES

    Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is defined as net realizable value.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the related assets (five years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense approximated $1,414,000, $943,000 and $647,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IDENTIFIABLE INTANGIBLE ASSETS

    Identifiable intangible assets consists of amounts assigned to copyrights, patents, trademarks, technology property rights and non-compete agreements. Such assets are being amortized on a straight-line basis from five to eleven years, with amortization expense of approximately $116,000, $129,000, and $101,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

DEFERRED DEVELOPMENT COSTS

    Costs related to internally developed software for new products and subsequent enhancements are capitalized only after the establishment of technological feasibility. Software development costs incurred prior to achieving technological feasibility are considered research and development expenditures and are expensed as incurred. Capitalized costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the related product (currently five years). Amortization expense was approximately $556,000, $356,000, and $272,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION

    Revenues are derived from sales of products and related service agreements. Revenues from product sales are recognized at the time of shipment, and revenues from maintenance agreements are deferred and recognized ratably over the life of the related service agreements.

INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 as of January 1, 1996. The effect of such adoption was not material to the accompanying financial statements.

EMPLOYEE STOCK OPTIONS

    In October 1995 the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). Under Statement 123, the Company could continue following previously existing

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting rules or adopt a new fair value method of valuing stock-based awards to employees. The Company elected to continue following the existing accounting rules under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations in accounting for its employee stock options. The pro forma effect on the accompanying statements of operations of adopting Statement 123 is presented in Note 6.

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

    In February 1997 the FASB issued Statement No. 128, EARNINGS PER SHARE ("Statement 128") which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. Statement 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. Potential common stock is not included in the per share calculations where the effect of its inclusion would be antidilutive. Statement 128 requires the presentation of basic and diluted earnings (loss) per share on the face of the income statement for all entities with complex capital structures. The Company adopted Statement 128 in 1997. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to the provisions of Statement 128.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997 the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 in 1998 and does not expect the effect of such adoption to be material to its financial statements.

    In June 1997 the FASB also issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt Statement 131 in 1998 and does not expect the effect of adoption to be material to its financial statements.

RECLASSIFICATIONS

    Certain reclassifications were made in the 1996 and 1995 financial statements to conform with the 1997 presentation.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    The Company had advertising costs of approximately $125,000, $103,000 and $41,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These costs were expensed in the period incurred.

2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable.

    The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions which are considered in the Company's investment strategy.

    Company net revenues are derived from a variety of customers including the following major customers:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              -----        -----        -----
Company A................................................................          17%          15%          --
Company B................................................................          10%          --           22%
Company C................................................................          --           13%          --
                                                                                   --           --           --
                                                                                   27%          28%          22%
                                                                                   --           --           --
                                                                                   --           --           --

    The Company performs ongoing credit approvals of its customers. Trade receivables are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company does not anticipate any non-performance by customers in excess of the allowance for doubtful accounts. Accounts receivable from three and two customers amounted to 49% and 25% of accounts receivable at December 31, 1997 and 1996, respectively.

    The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their estimated fair values. The fair value of the notes payable is estimated using discounted cash flow analyses based on current market rates, and at December 31, 1997 and 1996, these amounts were not materially different from their carrying value.

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Note payable to a major shareholder and director..............................  $     203  $     349
Less current portion..........................................................        162        146
                                                                                ---------  ---------
                                                                                $      41  $     203
                                                                                ---------  ---------
                                                                                ---------  ---------

    An unsecured note payable in the amount of $203,000 at December 31, 1997, originated from an agreement executed between the Company and a major shareholder and director in 1989. Under the terms of the agreement, the Company perfected its rights to certain MICR technology, including all worldwide

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

3. LONG-TERM DEBT (CONTINUED)
copyrights, patent rights, trademarks, service marks, tradenames and other proprietary rights, and obtained a noncompete agreement with the shareholder (for a period of 11 years following his removal or resignation from the Company's Board of Directors) in exchange for this note payable. The Company is required to make minimum monthly principal and interest payments of $15,000 per month (of which $10,000 is adjusted semi-annually for inflation) or at the Company's option, 5% of monthly sales, if this amount exceeds the minimum monthly payment through March 31, 1999. Payments under the terms of the agreement are not to exceed $1,758,300 (plus adjustments for inflation). The inflation adjustments are charged to expense as incurred and amounted to approximately $36,000, $41,000, and $35,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

    As of the effective date of the agreement, the Company recorded the net present value of the minimum monthly payments of $15,000, assuming an effective interest rate of 12%, in identifiable intangible assets and long-term debt in the amount of $1,036,000. During 1997, 1996 and 1995, the Company made total payments of $216,000, $221,000, and $215,000, respectively, to the shareholder under this agreement.

    On March 31, 1997, the Company renewed its $1,000,000 revolving line of credit with a bank. The line of credit bears interest at the prime rate (8.5% at December 31, 1997) with the principal payable in a single installment on May 31, 1998 and interest payable monthly in arrears. The line is secured by certain assets of the Company. The Company had no outstanding borrowings under the line at December 31, 1997.

4. CAPITALIZED LEASE OBLIGATIONS

    Property and equipment includes the following amounts for leases that have been capitalized:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Equipment....................................................................  $     262  $     262
Furniture and fixtures.......................................................         45         45
                                                                               ---------  ---------
                                                                                     307        307
Less accumulated amortization................................................       (307)      (284)
                                                                               ---------  ---------
                                                                               $  --      $      23
                                                                               ---------  ---------
                                                                               ---------  ---------

    All capitalized lease agreements expired during 1997, and there were no future minimum lease payments due at December 31, 1997. Amortization of leased assets is included in depreciation and amortization expense.

5. OPERATING LEASES

    The Company leases certain property and equipment under certain noncancellable lease agreements. Rental expense under operating leases was approximately $601,000, $470,000, and $369,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS,
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

5. OPERATING LEASES (CONTINUED)
    Future minimum payments under noncancellable operating leases with terms of one year or more consisted of the following at December 31, 1997:

1998............................................................  $     534
1999............................................................        440
2000............................................................        151
2001............................................................        156
2002............................................................         26
                                                                  ---------
Total minimum lease payments....................................  $   1,307
                                                                  ---------
                                                                  ---------

6. EQUITY

SHAREHOLDER RIGHTS PLAN

    On October 13, 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan and issued stock purchase rights in connection with this plan. The Board declared a dividend of one stock purchase Right on each outstanding share of common stock. The Right will be exercisable only if a person or group acquires 15% or more of the Company's common stock. Each Right entitles shareholders to buy one share of common stock at an exercise price of $50. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board.

STOCK OPTION PLANS

    The Company has established two employee stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1993 Stock Option Plan (the "1993 Plan"), as well as a Directors' Stock Option Plan. Under the Plans, options to purchase shares of the Company's common stock have been and may be granted to certain directors, officers and key employees at prices not less than market value at the date of the grant.

    The 1988 Plan has been amended to cease granting new options. Options outstanding under the 1988 Plan as of July 23, 1993 may be exercised according to the terms of the option agreements pursuant to which they were granted. Under the 1988 Plan and 1993 Plan, options vest as determined by the Board of Directors on the date of grant, generally over three years. As of December 31, 1997, 1,570,000 shares of common stock are reserved for future issuance under the stock option plans.

    On July 6, 1997, the Board of Directors of the Company offered the holders of options under the 1993 Stock Option Plan who are not executive officers or directors of the Company the opportunity to exchange their options for options having an exercise price equal to the average closing price of the Company's common stock during the week ended July 25, 1997. As a result, options to purchase 339,000 shares of common stock were repriced through the cancellation of existing options and granting of new options at $8.70 per share.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

6. EQUITY

STOCK OPTION PLANS (CONTINUED)

    Option activity under the above-described Company's stock option plans is as follows:

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                                              NUMBER OF    EXERCISE
                                                                                               OPTIONS       PRICE
                                                                                             -----------  -----------
Outstanding at January 1, 1995.............................................................       1,066    $    8.12
  Granted..................................................................................         498        11.06
  Exercised................................................................................         (63)        5.09
  Canceled.................................................................................         (45)        8.54
                                                                                                  -----
Outstanding at December 31, 1995...........................................................       1,456         9.26
  Granted..................................................................................         220        14.05
  Exercised................................................................................        (148)        8.77
  Canceled.................................................................................          (3)       13.75
                                                                                                  -----
Outstanding at December 31, 1996...........................................................       1,525         9.99
  Granted..................................................................................         727         8.99
  Exercised................................................................................        (168)        8.63
  Canceled.................................................................................        (743)       11.23
                                                                                                  -----
Outstanding at December 31, 1997...........................................................       1,341         8.94
                                                                                                  -----
                                                                                                  -----
Options exercisable:
  At December 31, 1995.....................................................................         646    $    8.40
  At December 31, 1996.....................................................................         821         8.94
  At December 31, 1997.....................................................................         623         8.92

    The following table summarizes information concerning options outstanding and exercisable at December 31, 1997:

                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                -------------------------------------------  ----------------------------
                                  WEIGHTED
                                   AVERAGE       WEIGHTED                      WEIGHTED
   RANGE OF                       REMAINING       AVERAGE                       AVERAGE
   EXERCISE        NUMBER        CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
    PRICES       OUTSTANDING        LIFE           PRICE       EXERCISABLE       PRICE
--------------  -------------  ---------------  -----------  ---------------  -----------
$5.00-$8.50....         425            6.38      $    7.99            381      $    7.96
$8.70..........         636            8.67           8.70             60           8.70
$8.75-$14.75...         280            7.75          10.92            182          11.02
                      -----                                           ---
                      1,341            7.75           8.94            623           8.92
                      -----                                           ---
                      -----                                           ---

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

6. EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)
because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of approximately 6.0%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .58; and a weighted-average expected life of the options of 4 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, assuming Statement 123 had been adopted, is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Pro forma net income (loss).........................................................  $  (1,252) $   1,299  $   1,856
Pro forma net income (loss) per share:
  Basic.............................................................................      (0.23)      0.25       0.37
  Diluted...........................................................................      (0.23)      0.23       0.34
Weighted average fair value of options granted......................................       3.46       6.38       5.12

    Since Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

7. INCOME TAXES

    The provisions for income taxes consist of the following:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Current income tax expense (benefit):
  Federal...............................................................  $       (304) $      1,301  $      1,073
  State.................................................................           (51)          151           114
                                                                          ------------  ------------  ------------
Total current tax expense (benefit).....................................          (355)        1,452         1,187
  Deferred income tax expense:
  Federal...............................................................           243             1           312
  State.................................................................            43            --            59
                                                                          ------------  ------------  ------------
Total deferred tax expense..............................................           286             1           371
                                                                          ------------  ------------  ------------
Provision for income tax expense (benefit)..............................  $        (69) $      1,453  $      1,558
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    A reconciliation of the provision for income taxes to the Federal statutory rate of 34% is as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           -----------  ------------  ------------
Tax expense (benefit) at statutory rate..................................  $       (67) $      1,363  $      1,394
State taxes, net of Federal tax expense (benefit)........................          (34)          100           114
Research and development costs...........................................           --           (51)           --
Other....................................................................           32            41            50
                                                                           -----------  ------------  ------------
Provision for income tax expense (benefit)...............................  $       (69) $      1,453  $      1,558
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

7. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Deferred tax assets:
  Asset valuation allowances....................................  $         267  $         186
  Deferred revenue..............................................            452            406
  Other.........................................................            290             63
                                                                  -------------  -------------
Total deferred tax assets.......................................          1,009            655
Deferred tax liabilities:
  Depreciation..................................................           (808)          (625)
  Amortization..................................................         (1,116)          (660)
  Other.........................................................            (20)           (19)
                                                                  -------------  -------------
Total deferred tax liabilities..................................         (1,944)        (1,304)
                                                                  -------------  -------------
Net deferred tax liabilities....................................  $        (935) $        (649)
                                                                  -------------  -------------
                                                                  -------------  -------------

8. DEFINED CONTRIBUTION BENEFIT PLAN

    Effective January 1, 1992, the Company adopted the Checkmate Electronics, Inc. 401(k) Plan (the "Plan"), a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan. Participants may contribute up to 15% of their annual compensation to the Plan and receive a 50% matching employer contribution on up to 5% of their annual compensation. Contributions charged to expense were approximately $157,000, $112,000, and $82,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

9. NET INCOME (LOSS) PER SHARE

    Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $    (129) $   2,555  $   2,542
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Calculation of weighted average shares outstanding plus assumed conversions:
  Weighted average basic shares outstanding..........................................      5,352      5,154      5,046
  Effect of dilutive employee stock options..........................................         --        426        374
                                                                                       ---------  ---------  ---------
  Weighted average diluted shares outstanding........................................      5,352      5,580      5,420
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Basic net income (loss) per share....................................................  $   (0.02) $    0.50  $    0.50
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Diluted net income (loss) per share..................................................  $   (0.02) $    0.46  $    0.47
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    During the year ended December 31, 1997, options to purchase approximately 191,000 shares were outstanding but were not included in the computation because they were antidilutive.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1997 and 1996 is as follows:

                                                                                             QUARTER
                                                                            ------------------------------------------
                                                                              FIRST     SECOND      THIRD     FOURTH
                                                                            ---------  ---------  ---------  ---------
1997:
  Net revenues............................................................  $   9,506  $   5,074  $   8,831  $  10,115
  Gross profit............................................................      3,993      1,832      3,193      3,629
  Net income (loss).......................................................        661     (1,139)       151        198
  Basic net income (loss) per share.......................................        .13       (.21)       .03        .04
  Diluted net income (loss) per share.....................................        .12       (.21)       .03        .04

                                                                                             QUARTER
                                                                            ------------------------------------------
                                                                              FIRST     SECOND      THIRD     FOURTH
                                                                            ---------  ---------  ---------  ---------
1996:
  Net revenues............................................................  $   7,920  $  10,669  $   7,021  $   9,494
  Gross profit............................................................      3,158      4,459      2,901      4,014
  Net income..............................................................        530      1,190        168        667
  Basic net income per share..............................................        .10        .23        .03        .13
  Diluted net income per share............................................        .10        .21        .03        .12

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

11.  SUBSEQUENT EVENTS

    On December 9, 1997, the Company entered into an agreement for the purchase of Total Retail Solutions, Inc., a software development and consulting organization specializing in electronic payments and transaction handling solutions for supermarkets and retail businesses. The acquisition was completed in January 1998 for approximately $160,000 in Checkmate Electronics, Inc. common stock and $75,000 in cash.

    On January 16, 1998, the Company entered into a definitive agreement (the "Combination Agreement") to combine with International Verifact, Inc. ("IVI"), a company engaged in a business similar to that of Checkmate. The parties intend for the combination to be accounted for on a pooling of interest basis. Under the terms of the Combination Agreement, IVI shareholders will receive, for each IVI common share, either one share of common stock of the newly formed combined company, IVI Checkmate Corp., or one exchangeable share of IVI which can be exchanged for a share of IVI Checkmate Corp. common stock in the future. Checkmate shareholders will receive 1.2775 shares of IVI Checkmate Corp. common stock for each Checkmate common share. Closing of the transaction is expected to occur in the second quarter of 1998, subject to shareholder approvals, Ontario Court approval and customary closing conditions.

    Effective January 1, 1998, the Company entered into employment agreements with the CEO and CFO. The terms of the agreements provide for a base salary and bonus, which will continue in the event of a change in control of the Company. The agreements provide for specified salary and bonus increases each year. The term of each agreement is for the later of the third anniversary of the agreement or the third anniversary of the combination with IVI, with certain automatic renewal provisions. If termination of employment occurs within two years after a change in control, the executives' stock options vest immediately and the minimum severance benefit is two times the annual base salary and annual bonus.

    The Company and the Chairman have also entered into a five year consulting agreement to become effective on the date of the combination with IVI and the Company. The terms of the agreement provide for annual total specified payments adjusted annually for inflation. In addition, the agreement provides that in the event the Company terminates the agreement other than for the Chairman's death or disability, or the Chairman terminates his consulting agreement for good reason, then the Chairman is to receive a consulting fee of $150,000 per annum for the length of the remainder of the agreement.

                                 EXHIBIT INDEX

        2  Combination Agreement dated January 16, 1998 by and among IVI Checkmate Corp.,
           International Verifact Inc., Checkmate Electronics, Inc. and Future Merger Corporation
           -- filed herewith.

      3(i) Articles of Incorporation of the Company (Exhibit 3(i) to the Company's Registration
           Statement on Form S-1, No. 33-67048).

     3(ii) Bylaws of the Company (Exhibit 3(ii) to the Company's Registration Statement on Form
           S-1, No. 33-67048).

        4  Specimen Common Stock certificate (Exhibit 4 to the Company's Registration Statement
           on Form S-1, No. 33-67048).

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

       (d) Eighth Amendment, dated April 1, 1996, to the Lease Agreement filed as Exhibit 10.1
           (Exhibit 10.1(d) to the Company's Annual Report on Form 10-K for the period ending
           December 31, 1996).

       (e) Ninth Amendment, dated August 18, 1997, to the Lease Agreement filed as Exhibit
           10.1--filed herewith.

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

     10.4  Executive Compensation Plans and Arrangements:

       (a) 1988 Employee Incentive Stock Option Plan (Exhibit 10.8 to the Company's Registration
           Statement on Form S-1, No. 33-67048).

       (b) 1993 Stock Option Plan (Exhibit 10.9 to the Company's Registration Statement on Form
           S-1, No. 33-67048).

       (c) 1994 Directors' Stock Option Plan (Exhibit 10.19(c) to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1993).

       (d) Consulting Agreement dated as of February 1, 1995 between the Company and James W.
           Crowley (Exhibit 10.19(e) to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

       (e) Consulting Agreement for the period of February 1, 1996 to January 31, 1997 between the Company and James W. Crowley (Exhibit 10.4(f) to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1995).

       (f) Employment Agreement dated January 1, 1998 by and between the Company and John J.
           Neubert -- filed herewith.

       (g) Employment Agreement dated January 1, 1998 by and between the Company and Gregory A.
           Lewis -- filed herewith.

     10.5  Loan Agreement dated December 19, 1994 by and between the Company and NationsBank with respect to a $1,000,000 revolving line of credit (Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1995).

      21.  Subsidiaries of the Registrant -- filed herewith.

      23.  Consent of Ernst & Young LLP--filed herewith.

      27.  Financial Data Schedule -- filed herewith.