Form 10-K/A
period 1997-12-31
CHECKMATE ELECTRONICS INC
filed 1998-05-06
CIK 910320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /.

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

INDEX OF FINANCIAL STATEMENTS............................................................................         F-1

SIGNATURES

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


    The Company's patent entitled "Hand Operated Low Cost Magnetic Character Recognition System" (U.S. Patent No. 5,054,092) covers the technology employed in the Company's check readers, particularly the hand operated version of the device. This technology includes MICR recognition procedures which allow the Company's check readers to be, in the Company's opinion, the most accurate small MICR readers current available. This patent was issued to the Company in 1991 and expires on October 1, 2008.



    The Company's patent entitled "Miniature MICR Document Reader With Power Management and Motorized Conveyance" (U.S. Patent No. 5,488,676) covers the technique employed to enable the Company's readers to use "parasitic" power from low power sources on available ECR/POS terminal ports. In many applications this technology allows the user to use the Company's check readers without the requirement for an external power supply and the corresponding need for an additional electric outlet. The Company believes that it is the only check reader manufacturer with this capability which enables the Company to meet increasing customer demand for lower-cost, more visually pleasing transaction automation solutions. This patent was issued to the Company in 1996 and expires on January 30, 2013.


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

    The Company has a patent pending on the technique employed to enable the Company's systems (MICR, debit and signature capture) to "auto detect" the host protocol type and set the unit's communication protocol accordingly. This auto detect feature allows the Company's products to be "plug and play" in the mixed POS environment, thereby simplifying and reducing the cost of the customer's installation process.



    The Company also has a patent pending on the systems and methods employed to perform electronic signature capture and verification. Specifically, this pending patent describes a method of employing a biometric verification of the authenticity of a transaction participant based on a comparison of a signature captured at the point-of-service to one stored on the participant's smart card. The Company believes that this methodology is a cost-effective method of controlling transaction fraud and an important technology for the Company to be able to offer its customers.



    The Company does not have any trademarks, and is not a party to any licenses, which are material to the Company's business, financial condition or operations.


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

                                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                            FISCAL YEAR END OPTION VALUES
                                               -------------------------------------------------------
                                                                                        NUMBER OF
                                                                                       SECURITIES
                                                                                       UNDERLYING        VALUE OF UNEXERCISED
                                                                                   UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS
                                                                                        AT FISCAL           AT FISCAL YEAR
                                                    SHARES                             YEAREND(#)              END($)(1)
                                                  ACQUIRED ON          VALUE          EXERCISABLE/           EXERCISABLE/
NAME                                              EXERCISE(#)       REALIZED($)       UNEXERCISABLE          UNEXERCISABLE
---------------------------------------------  -----------------  ---------------  -------------------  -----------------------
J. Stanford Spence...........................         --                --             130,000/10,000               -/ -
Jerry P. Malec...............................         --                --                -/ -                      -/ -
John J. Neubert..............................         --                --             233,334/16,666               -/ -

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


        2  Combination Agreement dated January 16, 1998 by and among IVI Checkmate Corp.,
           International Verifact Inc., Checkmate Electronics, Inc. and Future Merger
           Corporation -- previously filed.

     3(i)  Articles of Incorporation of the Company (Exhibit 3(i) to the Company's Registration
           Statement on Form S-1, No. 33-67048).

    3(ii)  Bylaws of the Company (Exhibit 3.1 to the Companys' Current Report on Form 8-K dated
           October 16, 1998).

      4.1  Specimen Common Stock certificate (Exhibit 4 to the Company's Registration Statement
           on Form S-1, No. 33-67048).

      4.2  Shareholder Rights Protection Agreement between the Company and First Union National
           Bank, as Rights Agent, dated as of October 13, 1997 (Exhibit 99.1 to the Company's
           Current Report on Form 8-K dated October 16, 1997).

    4.2.1  Amendment No. 1 to Shareholder Rights Protection Agreement between the Company and
           First Union National Bank, as Rights Agent, dated as of January 16, 1998 (Exhibit
           99.1 to the Company's Current Report on Form 8-K dated January 21, 1998).

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

      (e)  Ninth Amendment, dated August 18, 1997, to the Lease Agreement filed as Exhibit
           10.1-- previously filed.

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

      (f)  Employment Agreement dated January 1, 1998 by and between the Company and John J.
           Neubert -- previously filed.

      (g)  Employment Agreement dated January 1, 1998 by and between the Company and Gregory A.
           Lewis -- previously filed.

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

      21.  Subsidiaries of the Registrant -- previously filed.

      23.  Consent of Ernst & Young LLP -- filed herewith.

      27.  Financial Data Schedule -- previously filed.


    (B) REPORTS ON FORM 8-K


    The Company filed one Current Report on Form 8-K on October 16, 1997 to report the adoption of the Shareholder Rights Protection Agreement between the Company and First Union National Bank, as Rights Agent, dated October 13, 1997 and to amend the Company's Bylaws.


    (c) See Item 14(a)(3) above.

    (d) See Item 14(a)(2) above.

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

                                          /S/ ERNST & YOUNG LLP

February 18, 1998
Atlanta, Georgia

                          CHECKMATE ELECTRONICS, INC.

                                 BALANCE SHEETS

           (IN THOUSANDS OF US DOLLARS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $     269  $   2,204
  Investments...............................................................................      3,572      6,970
  Accounts receivable, less allowance of $162 and $187 at December 31, 1997
    and 1996, respectively..................................................................     11,048      8,453
  Inventories:
    Finished goods..........................................................................      3,267      1,365
    Work in process.........................................................................        829        107
    Raw materials and supplies..............................................................      7,175      6,398
                                                                                              ---------  ---------
                                                                                                 11,271      7,870
  Deferred tax asset........................................................................        989        636
  Refundable income taxes...................................................................        809        340
  Prepaid expenses..........................................................................        136        961
                                                                                              ---------  ---------
Total current assets........................................................................     28,094     27,434
Property and equipment:
  Equipment.................................................................................      9,103      6,377
  Furniture and fixtures....................................................................      1,017        660
                                                                                              ---------  ---------
                                                                                                 10,120      7,037
  Accumulated depreciation and amortization.................................................     (4,201)    (2,787)
                                                                                              ---------  ---------
                                                                                                  5,919      4,250
Identifiable intangible assets, net of accumulated amortization of $899 and $783 at December
  31, 1997 and 1996, respectively...........................................................        292        400
Deferred development costs, net of accumulated amortization of $1,409 and $853 at December
  31, 1997 and 1996, respectively...........................................................      2,935      1,792
Other assets................................................................................         11         16
                                                                                              ---------  ---------
                                                                                              $  37,251  $  33,892
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $   2,372  $   1,158
  Accrued liabilities.......................................................................      1,725      1,709
  Deferred revenue..........................................................................      1,188      1,072
  Current portion of capital lease obligations..............................................         --         14
  Current portion of long-term debt due to related party....................................        162        146
                                                                                              ---------  ---------
Total current liabilities...................................................................      5,447      4,099

Long-term debt due to related party, less current portion...................................         41        203

Deferred income taxes.......................................................................      1,924      1,285
Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares -- 40,000,000
      Issued and outstanding shares -- 5,400,000 and 5,232,000
      at December 31, 1997 and 1996, respectively...........................................         54         52
  Additional paid-in capital................................................................     24,687     23,026
  Retained earnings.........................................................................      5,098      5,227
                                                                                              ---------  ---------
Total shareholders' equity..................................................................     29,839     28,305
                                                                                              ---------  ---------
                                                                                              $  37,251  $  33,892
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION requires use of option valuation models that were not

                          CHECKMATE ELECTRONICS, INC.

                               DECEMBER 31, 1997

                  (TABULAR AMOUNTS IN THOUSANDS OF US DOLLARS
                 EXCEPT FOR PERCENTAGES AND PER SHARE AMOUNTS)

6. EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)
developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1998.



                                             CHECKMATE ELECTRONICS, INC.
                                             (Registrant)

                                             By:                   /s/ GREGORY A. LEWIS
                                                        ------------------------------------------
                                                                     Gregory A. Lewis
                                                            PRESIDENT & CHIEF OPERATING OFFICER



                               POWER OF ATTORNEY



    We, the undersigned directors of Checkmate Electronics, Inc., a Georgia corporation, hereby constitute and appoint John J. Neubert and Gregory A. Lewis, and each of them, our true and lawful attorneys-in-fact and agents with full power of substitution for us and in our stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and all documents relating thereto, and to file the same, with the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitutes, may lawfully do or cause to be done by virtue hereof.



    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 6, 1998.



                       SIGNATURE                                                   TITLE
--------------------------------------------------------  --------------------------------------------------------

                 /s/ J. STANFORD SPENCE
      --------------------------------------------        Chief Executive Officer and Chairman
                   J. Stanford Spence                       of the Board

                  /s/ GREGORY A. LEWIS
      --------------------------------------------        President, Chief Operating Officer and Director
                    Gregory A. Lewis

                  /s/ JAMES W. CROWLEY
      --------------------------------------------        Director
                    James W. Crowley

                  /s/ FRANK C. PETERS
      --------------------------------------------        Director
                    Frank C. Peters

                  /s/ HOWARD W. YENKE
      --------------------------------------------        Director
                    Howard W. Yenke

                  /s/ JOHN J. NEUBERT
      --------------------------------------------        Chief Financial Officer, Senior Vice President Finance
                    John J. Neubert                         and Administration and Director

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

      3(i) Articles of Incorporation of the Company (Exhibit 3(i) to the Company's Registration
           Statement on Form S-1, No. 33-67048).

     3(ii) Bylaws of the Company (Exhibit 3.1 to the Companys' Current Report on Form 8-K dated
           October 16, 1998).

      4.1  Specimen Common Stock certificate (Exhibit 4 to the Company's Registration Statement
           on Form S-1, No. 33-67048).

      4.2  Shareholder Rights Protection Agreement between the Company and First Union National
           Bank, as Rights Agent, dated as of October 13, 1997 (Exhibit 99.1 to the Company's
           Current Report on Form 8-K dated October 16, 1997).

    4.2.1  Amendment No. 1 to Shareholder Rights Protection Agreement between the Company and
           First Union National Bank, as Rights Agent, dated as of January 16, 1998 (Exhibit
           99.1 to the Company's Current Report on Form 8-K dated January 21, 1998).

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

       (e) Ninth Amendment, dated August 18, 1997, to the Lease Agreement filed as Exhibit
           10.1-- previously filed.

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

       (f) Employment Agreement dated January 1, 1998 by and between the Company and John J.
           Neubert -- previously filed.

       (g) Employment Agreement dated January 1, 1998 by and between the Company and Gregory A.
           Lewis -- previously filed.

     10.5  Loan Agreement dated December 19, 1994 by and between the Company and NationsBank with respect to a $1,000,000 revolving line of credit (Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1995).

      21.  Subsidiaries of the Registrant -- previously filed.

      23.  Consent of Ernst & Young LLP -- previously filed.

      27.  Financial Data Schedule -- previously filed.