Form 10-Q
period 1998-03-31
CHECKMATE ELECTRONICS INC
filed 1998-05-14
CIK 910320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Transition Period from       to
                         Commission File Number 0-22370
                          CHECKMATE ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

                   Georgia                                      88-0117097
                  (State of                                  (I.R.S. Employer
               Incorporation)                               Identification No.

                   1003 Mansell Road, Roswell, Georgia 30076
          (Address of principal executive offices, including zip code)
                                 (770) 594-6000
              (Registrant's telephone number, including area code)

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ x No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                     OUTSTANDING AT MAY 4, 1998
----------------------------------  ----------------------------------
   Common Stock, $.01 par value              5,420,188 shares

                                  Page 1 of 14
                          Index of Exhibits on Page 14

                          CHECKMATE ELECTRONICS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                        PAGE
PART 1. FINANCIAL INFORMATION                                                          NUMBER
                                                                                    -------------
Item 1        Condensed Consolidated Financial Statements (Unaudited):............

              Condensed Consolidated Balance Sheets--March 31, 1998 and December
                31, 1997..........................................................            3

              Condensed Consolidated Statements of Operations--Three Months Ended
                March 31, 1998 and 1997...........................................            4

              Condensed Consolidated Statements of Cash Flows--Three Months Ended
                March 31, 1998 and 1997...........................................            5

              Notes to Condensed Consolidated Financial Statements................            6

Item 2        Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................            8

Item 3        Quantitative and Qualitative Disclosure About Market Risk...........           10

PART II. OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K....................................           12

SIGNATURES........................................................................           13

INDEX OF EXHIBITS.................................................................           14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CHECKMATE ELECTRONICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

             (IN THOUSANDS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                           1998           1997
                                                                                      --------------  ------------
                                                                                       (UNAUDITED)       (NOTE)
                                       ASSETS
Current assets:
  Cash and cash equivalents.........................................................    $    3,163     $      269
  Investments.......................................................................         3,560          3,572
  Accounts receivable, net..........................................................        10,688         11,048
  Inventories.......................................................................        11,213         11,271
  Deferred tax asset and refundable income taxes....................................         1,781          1,798
  Prepaid expenses..................................................................           717            136
                                                                                           -------    ------------
    Total current assets............................................................        31,122         28,094

Property and equipment..............................................................        10,571         10,120
Accumulated depreciation and amortization...........................................        (4,646)        (4,201)
                                                                                           -------    ------------
                                                                                             5,925          5,919
  Other assets......................................................................         3,611          3,238
                                                                                           -------    ------------
  Total assets......................................................................    $   40,658     $   37,251
                                                                                           -------    ------------
                                                                                           -------    ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................    $    3,828     $    2,372
  Accrued liabilities...............................................................         2,897          1,725
  Deferred revenue..................................................................         1,589          1,188
  Current portion of long-term obligations..........................................           162            162
                                                                                           -------    ------------
    Total current liabilities.......................................................         8,476          5,447

Long-term obligations, less current portion.........................................             2             41
Deferred income taxes...............................................................         1,924          1,924
Shareholders' equity:
  Common stock, $.01 par value......................................................            54             54
  Additional paid-in capital........................................................        24,687         24,687
  Retained earnings.................................................................         5,515          5,098
                                                                                           -------    ------------
    Total shareholders' equity......................................................        30,256         29,839
                                                                                           -------    ------------
Total liabilities and shareholders' equity..........................................    $   40,658     $   37,251
                                                                                           -------    ------------
                                                                                           -------    ------------

------------------------

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                          CHECKMATE ELECTRONICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Net revenues.................................................................................  $   9,641  $   9,506
Cost of goods sold...........................................................................      5,584      5,513
                                                                                               ---------  ---------
Gross profit.................................................................................      4,057      3,993
Operating expenses:
Selling, general and administrative..........................................................      2,829      2,675
Research and development.....................................................................        355        234
Depreciation and amortization................................................................        270        168
                                                                                               ---------  ---------
                                                                                                   3,454      3,077
                                                                                               ---------  ---------
Operating income.............................................................................        603        916
Interest income, net.........................................................................         47         85
                                                                                               ---------  ---------
Income before income taxes...................................................................        650      1,001
Income taxes.................................................................................        234        340
                                                                                               ---------  ---------
Net income...................................................................................        416  $     661
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Basic earnings per share.....................................................................  $    0.08  $    0.13
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Weighted average basic shares outstanding....................................................      5,417      5,258
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Diluted earnings per share...................................................................  $    0.08  $    0.12
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Weighted average diluted shares outstanding..................................................      5,448      5,697
                                                                                               ---------  ---------
                                                                                               ---------  ---------

           See notes to condensed consolidated financial statements.

                          CHECKMATE ELECTRONICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                                                     THREE MONTHS
                                                                                                        ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
OPERATING ACTIVITIES
Net income.....................................................................................  $     416  $     661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization..................................................................        655        412
Accretion of marketable securities discount....................................................          2        (62)
Deferred income taxes
Changes in operating assets and liabilities:
Accounts receivable............................................................................        359     (2,337)
Inventories....................................................................................         59     (1,523)
Prepaid expenses...............................................................................       (581)       767
Refundable income taxes........................................................................         17     --
Accounts payable and accrued liabilities.......................................................      2,629      1,942
Deferred revenue...............................................................................        401        135
                                                                                                 ---------  ---------
Net cash provided by (used in) operating activities............................................      3,957         (5)

INVESTING ACTIVITIES
Purchases of property and equipment............................................................       (452)      (472)
Deferred development costs.....................................................................       (581)      (271)
Purchases of investments.......................................................................     (3,545)    --
Proceeds from sales of investments.............................................................      3,600        975
Other..........................................................................................        (46)      (246)
                                                                                                 ---------  ---------
Net cash used in investing activities..........................................................     (1,024)       (14)

FINANCING ACTIVITIES
Payments of debt and capital leases............................................................        (39)       (43)
Proceeds from issuance of common stock.........................................................     --            694
                                                                                                 ---------  ---------
Net cash provided by (used in) financing activities............................................        (39)       651
                                                                                                 ---------  ---------
Net increase in cash and cash equivalents......................................................      2,894        632
Cash and cash equivalents at beginning of period...............................................        269      2,204
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   3,163  $   2,836
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

           See notes to condensed consolidated financial statements.

                          CHECKMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any interim period.

2. INVENTORIES

    Inventories are summarized by class as follows (in thousands):

                                                                   MARCH 31
                                                                     1998        DECEMBER 31
                                                                  (UNAUDITED)       1997
                                                                 -------------  -------------
Finished goods.................................................  $       2,692  $       3,267
Work in process................................................          1,081            829
Raw materials and supplies.....................................          7,440          7,175
                                                                 -------------  -------------
                                                                 $      11,213  $      11,271
                                                                 -------------  -------------
                                                                 -------------  -------------

3. NET INCOME PER SHARE

    Net income per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ----------------------
                                                                         1998        1997
                                                                      ----------  ----------
Net income..........................................................  $      416  $      661
                                                                      ----------  ----------
                                                                      ----------  ----------
Calculation of weighted average shares
  outstanding plus assumed conversions:
    Weighted average basic shares outstanding.......................       5,417       5,258
    Effect of dilutive employee stock options.......................          31         439
                                                                      ----------  ----------
    Weighted average diluted shares outstanding.....................       5,448       5,697
                                                                      ----------  ----------
                                                                      ----------  ----------
Basic net income per share..........................................  $     0.08  $     0.13
                                                                      ----------  ----------
                                                                      ----------  ----------
Diluted net income per share........................................  $     0.08  $     0.12
                                                                      ----------  ----------
                                                                      ----------  ----------

                          CHECKMATE ELECTRONICS, INC.

                                  (UNAUDITED)

                                 MARCH 31, 1998

4. COMBINATION AGREEMENT WITH INTERNATIONAL VERIFACT INC.

    On January 16, 1998, the Company entered into a definitive agreement (the "Combination Agreement") to combine with International Verifact Inc. ("IVI"), a company engaged in a business similar to that of Checkmate. The parties intend for the combination to be accounted for on a pooling of interest basis. Under the terms of the Combination Agreement, IVI shareholders will receive, for each IVI common share, either one share of common stock of the newly formed combined company, IVI Checkmate Corp., or one exchangeable share of IVI which can be exchanged for a share of IVI Checkmate Corp. common stock in the future. Checkmate shareholders will receive 1.2775 shares of IVI Checkmate Corp. common stock for each Checkmate common share. Closing of the transaction is expected to occur in June 1998, subject to shareholder approvals, Ontario Court approval and customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS SUBJECT TO THE SAFE HARBOR CREATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," "INTENDS," "PLANS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. MANAGEMENT CAUTIONS THAT THESE STATEMENTS REPRESENT PROJECTIONS AND ESTIMATES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES. CHECKMATE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, CHECKMATE'S HEAVY RELIANCE ON CHECK READERS IN ITS PRODUCT MIX; DEPENDENCE BY CHECKMATE ON LIMITED SUPPLIERS AND MANUFACTURERS OF COMPONENT PARTS OF ITS PRODUCTS; RAPID AND SIGNIFICANT TECHNOLOGICAL DEVELOPMENTS THAT COULD DELAY THE INTRODUCTION OF IMPROVEMENTS IN EXISTING PRODUCTS OR OF NEW PRODUCTS; ANY DEPENDENCIES ON ANY PROPRIETARY TECHNOLOGIES (WHICH MAY BE INDEPENDENTLY DEVELOPED BY COMPETITORS); DEPENDENCE ON A SMALL NUMBER OF LARGE RETAIL AND BANK CUSTOMERS; POTENTIAL FLUCTUATION IN FINANCIAL RESULTS AS A RESULT OF ANY INABILITY TO MAKE SALES TO LARGE CUSTOMERS AS WELL AS THE VOLUME AND TIMING OF BOOKINGS RECEIVED DURING A QUARTER AND VARIATIONS IN SALES MIX; COMPETITION FROM EXISTING COMPANIES AS WELL AS NEW MARKET ENTRANTS; DEPENDENCE ON KEY PERSONNEL; SUCCESSFUL COMPLETION OF THE IVI TRANSACTION; INTEGRATION OF THE COMPANIES; AND OTHER RISK FACTORS DISCUSSED FROM TIME TO TIME IN CHECKMATE'S SEC FILINGS AND OTHER ANNOUNCEMENTS.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE
  MONTHS ENDED MARCH 31, 1997

    The following table sets forth certain items derived from the Company's statements of operations:

                                                                   THREE MONTHS ENDED MARCH 31
                                                            ------------------------------------------
                                                                    1998                  1997
                                                            --------------------  --------------------

                                                                (UNAUDITED)           (UNAUDITED)
                                                             AMOUNT        %       AMOUNT        %
                                                            ---------  ---------  ---------  ---------
Net revenues:
Check readers.............................................  $   3,495       36.2% $   4,114       43.3%
Debit/credit card terminals...............................      4,377       45.4      4,228       44.5
Combination units.........................................        136        1.4        321        3.4
Signature capture devices.................................        574        6.0        205        2.2
Service and other.........................................      1,059       11.0        638        6.6
                                                            ---------        ---  ---------        ---
Net revenues..............................................      9,641      100.0      9,506      100.0
Cost of goods sold........................................      5,584       57.9      5,513       58.0
                                                            ---------        ---  ---------        ---
Gross profit..............................................      4,057       42.1      3,993       42.0
Operating expenses:
  Selling, general and administrative.....................      2,829       29.3      2,675       28.1
  Research and development................................        355        3.7        234        2.5
  Depreciation and amortization...........................        270        2.8        168        1.8
                                                            ---------        ---  ---------        ---
Total operating expenses..................................      3,454       35.8      3,077       32.4
                                                            ---------        ---  ---------        ---
Operating income..........................................        603        6.3        916        9.6
Interest income, net......................................         47        0.4         85        0.9
                                                            ---------        ---  ---------        ---
Income before income taxes................................        650        6.7      1,001       10.5
Provision for income taxes................................        234        2.4        340        3.5
                                                            ---------        ---  ---------        ---
Net income................................................  $     416        4.3% $     661        7.0%
                                                            ---------        ---  ---------        ---
                                                            ---------        ---  ---------        ---

    Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

    Net revenues increased 1.4% in the three months ended March 31, 1998 as compared to the same period in 1997. The increase in net revenues was experienced primarily in sales of debit/credit card terminals, signature capture devices and service offerings. Check reader and combination unit revenues decreased slightly in the quarter.

    Cost of goods sold as a percentage of net revenues was 57.9% in the three months ended March 31, 1998, compared to 58.0% in the three months ended March 31, 1997. The overall percentage was consistent between periods, despite fluctuations in the gross margin by product. Generally, material costs were lower in the 1998 period, but this decrease was offset by an increase in amortization of deferred development costs, resulting in a consistent gross margin percentage between periods. The Company anticipates that cost of goods sold as a percentage of net revenues will be affected in the future by changes in product mix, selling prices and unit costs among other factors.

    Selling, general and administrative expenses increased 5.8% over the first quarter of 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 29.3% in the three months ended March 31, 1998 from 28.1% in the comparable period in 1997. The increases are due primarily to higher personnel and related costs in sales and engineering as a result of increased hiring designed to accelerate new product development and our overall sales effort.

    Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor. A summary of product development efforts is as follows (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Gross product development expenditures.......................................  $     936  $     523
Capitalized software development costs.......................................       (581)      (289)
                                                                               ---------  ---------
Research and development expense.............................................        355        234
Amortization of previously capitalized costs.................................        181        108
                                                                               ---------  ---------
Total expense................................................................  $     536  $     342
                                                                               ---------  ---------
                                                                               ---------  ---------
Product development as a percent of net revenues:
  Gross expenditures.........................................................        9.7%       5.5%
  Research and development expense...........................................        3.7%       2.5%
  Total expense..............................................................        5.6%       3.6%

    Gross product development expense increased by $413,000 or 79.0% and net research and development expense increased by $121,000 or 51.7% in the three months ended March 31, 1998. The increase in the dollar amount of product development expenditures resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. Checkmate announced several new product introductions during 1997, and plans to introduce several additional products during 1998. The Company expects to continue to increase product development expenditures for the foreseeable future as the Company is dedicated to developing new products and enhancing its existing products.

    Depreciation and amortization expenses increased by 60.6% three months ended March 31, 1998 due primarily to capital expenditures associated with the expansion of facilities in April 1997 and upgrades of computer software and equipment.

    Interest income, net decreased 43.9% in the three months ended March 31, 1998 due to lower average investment balances outstanding.

    The effective tax rate was 36.0% and 34.0% in three months ended March 31, 1998 and 1997, respectively. The increase in the effective tax rate in 1998 was due primarily to a higher effective state tax rate caused by the addition of several states to which the Company must pay income taxes.

    As a result of the above factors, net income decreased by 37.0% in the three months ended March 31, 1998. Basic earnings per share was $0.08 in 1998 compared to $0.13 in 1997. Diluted earnings per share was $0.08 in 1998 compared to $0.12 in 1997. The weighted average diluted shares outstanding for the quarter decreased 4.4% from 1997 to 1998 due to a lower market price for the Company's common stock, which resulted in fewer stock options being considered common stock equivalents in the computation of the weighted average diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $3,957,000 in the three months ended March 31, 1998 and $(5,000) in the three months ended March 31, 1997. The net cash provided by operating activities in the 1998 period resulted from the net income reported for the period, increased by depreciation and amortization, a 3.3% decrease in accounts receivable, a 57.3% increase in accounts payable and deferred revenues, partially offset by a 427.2% increase in prepaid expenses. The net cash used in operating activities in 1997 included sources of net cash from net income reported for the period, increased by depreciation and amortization and a 52.7% increase in accounts payable, accrued liabilities and deferred revenues, offset by a 27.6% increase in accounts receivable and a 19.4% increase in inventories. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. The rate of inventory turnover experienced by the Company also is dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1998 and 1997 have been caused by anticipated increases in sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

    Net cash used in investing activities was $1,024,000 in the three months ended March 31, 1998 and $14,000 in the three months ended March 31, 1997. Purchases of property and equipment and additions to deferred development costs and other noncurrent assets were $1,079,000 and $989,000 in the three months ended March 31, 1998 and 1997, respectively. These uses of net cash were offset by net proceeds from the sale of investments of $55,000 in 1998 and $975,000 in 1997.

    Net cash provided by (used in) financing activities was $(39,000) in the three months ended March 31, 1998 and $651,000 in the three months ended March 31, 1997. The change in net cash provided by (used in) financing activities was due to the exercise of stock options in 1997, primarily by the estate of a former employee. No stock option exercises occurred in the 1998 period.

    The Company's working capital position was $22,646,000 at March 31, 1998 and $22,647,000 at December 31, 1997. The Company had no commitments for material capital expenditures as of March 31, 1998. During the remainder of 1998, the Company anticipates that it will spend approximately $4,000,000 for capital expenditures, including additions to deferred development costs. The Company believes that its working capital position at March 31, 1998, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures for at least the next twelve to eighteen months.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this report:

 EXHIBIT NO.                                                  DESCRIPTION
---------------  -----------------------------------------------------------------------------------------------------
         27.     Financial Data Schedule

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on January 21, 1998 to announce a proposed transaction with International Verifact Inc. and to amend its Shareholder Rights Protection Plan

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHECKMATE ELECTRONICS, INC.
                                                               (REGISTRANT)

Date: May 5, 1998                              /s/ Gregory A. Lewis
                                               --------------------------------------------
                                               Gregory A. Lewis
                                               President and Chief Operating Officer
                                               (Duly Authorized Officer)

Date: May 5, 1998                              /s/ John J. Neubert
                                               --------------------------------------------
                                               John J. Neubert
                                               Chief Financial Officer and
                                               Senior Vice President
                                               (Principal Financial Officer)

                               INDEX OF EXHIBITS

  EXHIBIT
    NO.      DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
        27   Financial Data Schedule